Form 10-Q
period 2007-09-30
Salamander Innisbrook, LLC
filed 2009-08-17
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 333-147447

SALAMANDER INNISBROOK, LLC

(Exact name of registrant as specified in its charter)

Florida	26-0442888
(State of incorporation)	(IRS employer identification no.)

36750 US Highway 19 North, Palm Harbor, FL 34684

(Address of principal executive offices)

727-942-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The Rental Pool operated by the Registrant has 608 Participants.

INDEX

		Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Salamander Innisbrook, LLC

Condensed Balance Sheets at September 30, 2007 (Successor) (Unaudited) and December 31, 2006 (Predecessor)		4
Condensed Statements of Operations and Changes in Member’s Equity (Unaudited) for the period July 16, 2007 (inception) to September 30, 2007 (Successor), the period July 1, 2007 to July 15, 2007 (Predecessor), and for the three months ended September 30, 2006 (Predecessor)		5
Condensed Statements of Operations and Changes in Member’s Equity (Unaudited) for the period July 16, 2007 (inception) to September 30, 2007 (Successor), the period January 1, 2007 to July 15, 2007 (Predecessor) and for the nine months ended September 30, 2006 (Predecessor)		6
Condensed Statements of Cash Flows (Unaudited) for the period July 16, 2007 (inception) to September 30, 2007 (Successor), the period January 1, 2007 to July 15, 2007 (Predecessor), and for the nine months ended September 30, 2006 (Predecessor)		7
Notes to Condensed Financial Statements (Unaudited)		8

Innisbrook Rental Pool Operation

Condensed Balance Sheets at September 30, 2007 (Unaudited) and December 31, 2006		14
Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2007 and 2006		15
Condensed Statements of Changes in Participants’ Fund Balance (Unaudited) for the nine months ended September 30, 2007 and 2006		16
Notes to Rental Pool Operation (Unaudited)		17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		18

Item 3. Quantitative and Qualitative Disclosures about Market Risk		21

Item 4. Controls and Procedures		21

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1 A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other information	22
Item 6.	Exhibits	22

Signature		23
EX-31.1		24
EX-31.2		25
EX-32.1		26
EX-32.2		27

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this quarterly report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the SEC. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Resort with any certainty. Accordingly, our projections in this quarterly report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to your interests.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	September 30, 2007 (Successor) (Unaudited)	December 31, 2006 (Predecessor)

Assets
Current assets:
Cash	$1,943,404	$932,000
Accounts receivable, net	1,012,400	2,469,000
Inventories and supplies	951,256	1,329,000
Prepaid expenses and other	799,151	566,000
Deposits and other assets	260,149	—

Total current assets	4,966,360	5,296,000

Property, buildings and equipment, net	30,136,340	27,280,000
Intangibles, net	15,842,566	14,906,000
Other assets	74,367	1,892,000

Total assets	$51,019,633	$49,374,000

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$2,180,091	$2,584,000
Accrued liabilities	2,569,940	2,945,000
Deposits and deferred revenue	1,908,958	2,212,000
Troon supplement fee obligation	—	800,000
Westin supplement fee obligation	—	5,594,000
Current portion of long-term refurbishment	1,703,423	1,424,000
Current portion of capital lease obligations	435,515	344,000

Total current liabilities	8,797,927	15,903,000

Due to parent	—	42,343,000
Deferred revenue	162,606	1,221,000
Refurbishment obligations, net of current portion	2,653,963	2,830,000
Capital lease obligations, net of current portion	531,284	428,000

Total liabilities	12,145,780	62,725,000

Member’s equity (deficit)	38,873,853	(13,351,000)

Total liabilities and member’s equity	$51,019,633	$49,374,000

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	For the period July 16, 2007 (inception) to September 30, 2007 (Successor)	For the period July 1, 2007 to July 15, 2007 (Predecessor)	For the three months ended September 30, 2006 (Predecessor)

Resort revenues	$3,688,670	$1,082,330	$5,900,000

Costs and expenses:
Operating costs and expenses	2,592,123	983,811	7,976,000
General and administrative	3,673,601	849,115	1,017,000
Depreciation and amortization	934,037	145,194	505,000

Total costs and expenses	7,199,761	1,978,120	9,498,000

Loss before interest	(3,511,091)	(895,790)	(3,598,000)

Interest expense, net	132,250	39,480	565,000

Net loss	(3,643,341)	(935,270)	(4,163,000)
Member’s equity (deficit)
Beginning of period	—	(12,994,000)	(7,240,000)
Member contributions	42,517,194	—	—

Member’s equity (deficit) end of period	$38,873,853	$(13,929,270)	$(11,403,000)

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	For the period July 16, 2007 (inception) to September 30, 2007 (Successor)	For the period January 1, 2007 to July 15, 2007 (Predecessor)	For the nine months ended September 30, 2006 (Predecessor)

Resort revenues	$3,688,670	$24,710,840	$33,172,000

Costs and expenses:
Operating costs and expenses	2,592,123	13,360,607	29,081,000
General and administrative	3,673,601	9,470,559	4,168,000
Depreciation and amortization	934,037	1,907,968	1,529,000

Total costs and expenses	7,199,761	24,739,134	34,778,000

Loss before interest	(3,511,091)	(28,294)	(1,606,000)

Interest expense, net	132,250	549,976	1,308,000

Net loss	(3,643,341)	(578,270)	(2,914,000)
Member’s equity (deficit)
Beginning of period	—	(13,351,000)	(8,489,000)
Member contributions	42,517,194	—	—

Member’s equity (deficit) end of period	$38,873,853	$(13,929,270)	$(11,403,000)

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the period July 16, 2007 (inception) to September 30, 2007 (Successor)	For the period January 1, 2007 to July 15, 2007 (Predecessor)	For the nine months ended September 30, 2006 (Predecessor)

Cash flows from operating activities:
Net loss	$(3,643,341)	$(578,270)	$(2,914,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	5,465	(55,000)	349,000
Depreciation and amortization	934,037	1,907,968	2,519,000
Non-cash interest	—	314,000	1,018,000
Other changes in operating assets and liabilities	3,718,807	(390,000)	(311,000)

Net cash provided by operating activities	1,014,968	1,198,698	661,000

Cash flows from investing activities:
Property, buildings and equipment acquired in acquisition	(28,157,741)	—	—
Intangibles acquired in acquisition	(11,723,582)	—	—
Capital expenditures	(1,291,829)	(214,000)	(129,000)

Net cash used in investing activities	(41,173,152)	(214,000)	(129,000)

Cash flows from financing activities:
Member contributions	42,517,194	—	—
Repayment of capital lease obligations	(71,855)	(908,000)	(1,043,000)
Proceeds from debt	—	320,000	—
Repayment of refurbishment obligations	(343,751)	—	—

Net cash (used in) provided by financing activities	42,101,588	(588,000)	(1,043,000)

Net increase (decrease) in cash	1,943,404	396,698	(511,000)
Cash at beginning of period	—	932,000	1,519,000

Cash at end of period	$1,943,404	$1,328,698	$1,008,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$72,250	$180,000	$272,000
Non-cash investing and financing activities:
Assets acquired through capital leases	$1,038,654	$498,000	$181,000
Intangibles acquired through assumption of refurbishment obligation	$4,734,135	$—	$—

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of business

On July 16, 2007, Salamander Innisbrook, LLC (the “Successor”, the “Company, or “we”), together with its affiliates, Salamander Innisbrook Securities, Inc. and Salamander Innisbrook Condominium, LLC (collectively the “Buyer”) completed the purchase of the Innisbrook Resort and Golf Club (the “Resort”) and all of the equity interest in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 608 condominium owners participate in a rental pool (the “Rental Pool”) operated by the Company.

Basis of presentation

As described above, under the terms of the Asset Purchase Agreement, dated June 25, 2007, we acquired the assets and operations of the Innisbrook Resort and Golf Club on July 16, 2007 and became the successor entity to the Resort. The accompanying unaudited condensed financial statements include the results of operations and cash flows of the Successor from the date of its inception on July 16, 2007 through September 30, 2007. Prior to the acquisition described above, the Resort was owned and operated by GTA-IB, LLC, (the “Predecessor”). The accompanying condensed balance sheet as of December 31, 2006 and unaudited condensed statements of operations and cash flows for the period January 1, 2007 to July 15, 2007 and the three and nine months ended September 30, 2006 are those of the Predecessor.

The accompanying condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these condensed financial statements and related notes should be read in conjunction with the Predecessor’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, the condensed financial statements reflect all adjustments which are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These results are not necessarily indicative of results for any other period or for a full year. It is important to note that the Company’s business is seasonal.

Summary of Significant Accounting Policies

We have generally adopted the accounting policies of the Predecessor. Unless specifically stated, the accounting policies described below are the accounting policies of both the Successor and the Predecessor, and do not differ during the periods presented. Certain prior year balances may have been reclassified to conform to current period presentations.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying condensed financial statements include our belief that our long-lived assets, including intangibles, are recoverable. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term. Future results could be materially affected if actual results differ from these estimates and assumptions.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable, accounts payable, and long term obligations. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management’s estimates in determining the level of allowance for doubtful accounts. Overall financial strategies are reviewed periodically.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•

Accounts receivable and accounts payable: Due to their short term nature, the carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value. The Company provides for any losses through its allowance for doubtful accounts.

•

Long-term obligations: The carrying amount of the Company’s refurbishment obligations, capital leases and long-term liabilities approximate their fair value because they have been recorded at their net present values considering relevant risk factors.

Revenue Recognition and Deferred Revenue - Revenue from rooms, green fees, food and beverage sales and other merchandise sales are generally recognized at the time of sale. Membership dues and annual fees are recognized ratably over the applicable period.

The membership initiation fees at the Resort are nonrefundable and are initially recorded when received as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years for full golf members and five years for resort and executive memberships.

Accounts Receivable, net - Accounts receivable represent amounts due from our membership, Resort guests and companies or individuals that had held large conferences or group stays at the Resort, net of the allowance for doubtful accounts. The Company performs credit evaluations of its membership’s financial condition. Companies with a recent prior direct billing positive history with the Resort are granted credit for billing. If companies have not been to the Resort within the past two years, an updated credit evaluation is conducted. Terms are negotiable by group contract but invoices are typically due 30 days from the receipt of invoice.

The Company’s management review accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be uncollectible is included in the allowance for doubtful accounts. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

Inventories and Supplies - Inventories and supplies are recorded at the lower of cost, on a first-in, first-out basis, or market.

Property, Buildings and Equipment, net - Property and equipment are stated at cost less accumulated depreciation. The Company has adopted the policy of any asset purchase of $1,000 or more and having an estimated useful life of three years will be capitalized. Depreciation is recorded using the straight line basis over the estimated useful lives of the assets. Costs of maintenance and repairs of property and equipment used in operations are charged to expense as incurred, while renewals and betterments are capitalized. When property and equipment are replaced, retired or otherwise disposed of, the costs are deducted from the asset and accumulated depreciation accounts. Gains or losses on sales or retirements of equipment are recorded in operating income.

Impairment of Long-Lived Assets - The Company annually reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques, giving consideration to recent operating performance and pricing trends. There were no significant impairment losses related to long-lived assets for the periods included herein.

The Company evaluates intangible assets for impairment annually or if a significant event occurs or circumstances change in accordance with SFAS No. 144 – Accounting for the Impairment or Disposal of Long Lived Assets. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant negative industry or economic trends.

Advertising Expense - Advertising costs are expensed as incurred. Advertising expense for the period July 16, 2007 (inception) through September 30, 2007 was $97,095 (successor). Advertising expense for the period July 1, 2007 through July 15, 2007 was $19,994 and for the period January 1, 2007 to July 15th 2007 was $461,355 (predecessor). Advertising expense for the three and nine months ended September 30, 2006 was $228,643 and $855,263, respectively (predecessor).

Income Taxes - The Company is a single-member limited liability company. The Company has not elected to be taxed as a corporation; therefore, no provision or liability for federal or state income taxes has been included in the accompanying condensed financial statements.

Recently Issued Accounting Pronouncements - The Financial Accounting Standards Board has recently issued several Financial Accounting Standards. The following pronouncements have been issued since the end of the period covered by these financial statements:

Pronouncement	Issued	Title

SFAS 157	September 2006	Fair Value Measurements
SFAS 158	September 2006	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)
SFAS 159	February 2007	The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115
SFAS 141 (revised)	December 2007	Business Combinations
SFAS 160	December 2007	Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51
SFAS 161	March 2008	Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133
SFAS 162	May 2008	The Hierarchy of Generally Accepted Accounting Principles
SFAS 163	May 2008	Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60
SFAS 164	May 2009	Not-For-Profit Entities: Mergers and Acquisitions
SFAS 165	May 2009	Subsequent Events
SFAS 166	June 2009	Accounting for Transfers of Financial Assets
SFAS 167	June 2009	Amendments to FASB Interpretation No. 46(R)
SFAS 168	June 2009	The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162
FIN 47	March 2005	Accounting for Conditional Asset Retirement Obligations.
FIN 48	June 2006	Accounting for Uncertainty in Income Taxes.

Management does not anticipate that the new accounting pronouncements listed above will have a material impact on the Company’s Condensed Financial Statements.

2. Innisbrook Resort Change in Ownership and Business

On July 16, 2007, the Buyer completed the purchase of the Resort and all of the equity interest in Golf Host Securities, Inc. The purchase was made from Golf Trust of America, Inc, Golf Trust of America, L.P., GTA-IB, LLC, GTA-IB Golf Resort, LLC, GTA-IB Condominium LLC and GTA-IB Management LLC (collectively the “Seller”) pursuant to the Asset Purchase Agreement date June 25, 2007 (the “APA”).

As a part of the purchase, the Company assumed control and operation of the Rental Pool which is a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort; an average of 475 units or 600 hotel rooms participate at any given time. The Rental Pool obligated the Seller to make quarterly distributions of a percentage of room revenues under the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “Master Lease” or “MLA”).

The MLA also entitled Participating Owners to 50% reimbursement of the refurbishment costs of their units during Phase I through IV and 25% for Phase V refurbishments (the “Refurbishment Program”). Obligations in connection with the Refurbishment Program, along with all other obligations under the Master Lease, were assumed upon the closing of the APA.

The purchase price paid by the Buyer to the Seller was approximately $35,000,000 in cash, plus (a) $4,000,000 which was used to settle certain obligations of the Resort at closing, and (b) the assumption of a Rental Pool refurbishment obligation of $4,734,135, capital lease obligation of $1,038,654 and certain other liabilities. The purchase price is subject to certain post-closing working capital adjustments, as set forth in the APA.

The settlement described above, pursuant to which the Company took title to the Resort, was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, the Company, with the assistance of its independent financial advisor, recorded the tangible and identified intangible assets of the Resort at their respective fair values. The long-term liabilities of the Resort were stated at their fair value based on net present value calculations. See Note 5 for further discussion.

The following is an allocation of the purchase price based on the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Property, buildings and equipment	$28,157,741
Trade name	2,300,000
Water contract	2,030,000
Guest room bookings	1,378,000
Club memberships	1,268,000
Rental Pool	9,481,717
Capital lease assets and obligations assumed	1,038,654

Total Purchase Price	$45,654,112

3. Accounts Receivable

	September 30, 2007 (Successor)	December 31, 2006 (Predecessor)
	(Unaudited)
Trade accounts receivable	$702,162	$2,131,000
Less allowance for bad debts	(5,465)	(16,000)
Other receivables	315,703	354,000

	$1,012,400	$2,469,000

4. Property, Buildings and Equipment

	September 30, 2007 (Successor)	December 31, 2006 (Predecessor)
	(Unaudited)
Land and land improvements	$12,803,032	$9,520,000
Buildings	13,574,994	14,734,000
Furniture, fixtures and equipment	2,536,824	6,761,000
Construction in progress	1,540,376	—

	30,455,226	31,015,000
Less accumulated depreciation	(318,886)	(3,735,000)

	$30,136,340	$27,280,000

The Predecessor’s financial information included three owned condominiums, with a net book value of $783,593. These units were sold to an affiliate and are not included within the Successor’s financial information.

Subsequent to the acquisition of the Resort, the Company entered into various construction contracts in connection with a substantial renovation of the Resort property. The renovations were substantially completed in June 2009 and resulted in additional improvements of property, buildings and equipment of approximately $21,000,000, which was funded through contributions made by the sole member.

5. Intangibles and Other Assets

Intangible assets represent the value of contractual arrangements assumed as of July 16, 2007, including trade names, water contract, rental pool, club memberships and future bookings. The intangible assets are being amortized over the specific term or benefit period of each related contract.

At December 31, 2006, other assets of the predecessor owner included approximately $1,490,000 attributable to the predecessor’s interest in the net proceeds from the sale of a parcel of land (specifically referred to as parcel F) located within the Resort.

6. Long-term Obligations

Leases - Leases, which transfer substantially all of the benefits and risks of ownership of property, are classified as capital leases. Assets and liabilities are recorded at amounts equal to the present value of the minimum lease payments at the beginning of the lease term. Interest expense relating to the lease liabilities is recorded to affect constant rates of interest over the terms of the leases.

Leases, which do not transfer substantially all of the benefits and risks of ownership of property, are classified as operating leases, and the related rentals are charged to expense as incurred.

Master Lease Refurbishment Program - On July 16, 2007, the Company assumed a liability to certain condominium owners under the refurbishment program committed to in the Rental Pool Master Lease Agreement (“MLA”). The liability of $4,357,386 as of September 30, 2007 represents the Company’s obligation to pay certain Rental Pool participants an amount equal to 25% or 50% of the cost to refurbish their respective units. Principal and interest payments are due quarterly for the five year repayment period of the program. Principal payments are included in Intangibles and amortized ratably through 2011. The total liability under the MLA included in long term obligations is $2,686,961.

7. Commitments and Contingencies

Employee Benefit Plans

The Company sponsors a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan.

8. Westin Termination and Troon Supplemental Fee Obligations - Predecessor Owner

The Resort was previously managed by Westin Management Company South (‘Westin”) through October 31, 2006, at which time, the predecessor owner and its parent had entered into an agreement (“the Termination Agreement”) to terminate such management services with Westin for a termination fee of approximately $5,594,000, which is included in current liabilities in the accompanying balance sheet of the predecessor as of December 31, 2006. Further, at December 31, 2006, the predecessor owner was obligated to Troon Golf, LLC (“Troon”) for a supplemental fee under a facilities management agreement pursuant to which Troon managed the golf operations of the Resort. As of December 31, 2006, the net present value of the predecessor’s obligation to Troon was approximately $800,000, which is included in current liabilities in the accompanying balance sheet of the predecessor. On February 22, 2007, the predecessor and its parent sent a notice of termination to Troon to terminate their services. The Resort and its golf operations were managed by the predecessor from the effective termination dates of the aforementioned agreements through July 16, 2007, the date the Resort was sold to Salamander Innisbrook, LLC. The Westin termination and Troon supplemental fee obligations were settled by the predecessor and its parent in connection with the closing of the sale of the Resort to Salamander Innisbrook, LLC effective July 16, 2007.

9. Related Party Transactions

For the period July 16, 2007 (inception) to September 30, 2007, the Company (successor) incurred management fees of approximately $110,000, which was payable to an affiliate as of September 30, 2007.

The accompanying financial statements of the predecessor owner as of December 31, 2006 reflect an amount due to the predecessor’s parent of approximately $42,343,000, which consisted of approximately $39,240,000 related to a non-interest bearing mortgage note and approximately $3,103,000 in advances payable to the predecessor’s parent.

RENTAL POOL LEASE OPERATIONS

The operation of the Rental Pool is tied closely to the Resort Operation. The MLA provides for quarterly distribution of a percentage of the Company room revenues to participating condominium owners (“Participants”). Because the participants share a percentage of the Company’s room revenue, the condominium units allowing Rental Pool participation are deemed securities. However, there is no market for these securities other than the normal real estate market. Since the security is real estate, no dividends have been paid or will be. However, Participants are entitled to a contractual distribution paid quarterly, as defined in the lease agreements, for the Company’s right to use the Participants’ condominium units in resort operations.

The Company is filing this report as the “successor issuer” to GTA-IB, LLC pursuant to Rule 15d-5 promulgated under the Exchange Act, as described in the Form 8-K that the Company filed with the US Securities and Exchange Commission on November 15, 2007.

INNISBROOK RENTAL POOL OPERATION

CONDENSED BALANCE SHEETS

DISTRIBUTION FUND

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Receivable from Salamander Innisbrook, LLC	$424,325	$845,449
Interest receivable from Maintenance Escrow Fund	27,728	26,541

	$452,053	$871,990

Liabilities and Participants’ Fund Balance
Due to Participants for Distribution	$309,728	$660,155
Due to Maintenance Escrow Fund	142,325	211,835

	$452,053	$871,990

MAINTENANCE ESCROW FUND

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash	$255,877	$234,274
Cash Equivalents	1,900,000	1,900,000
Receivable from Distribution Fund	142,325	211,835
Inventory	—	24,560
Interest Receivable	31,850	34,552

	$2,330,052	$2,405,221

Liabilities and Participants’ Fund Balance
Accounts payable	$1,195	$20,844
Interest payable to Distribution Fund	27,728	26,541
Carpet care reserve	74,978	74,891
Participants’ fund balances	2,226,151	2,282,945

	$2,330,052	$2,405,221

See accompanying notes to financial statements

INNISBROOK RENTAL POOL OPERATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Gross Revenues	$1,205,397	$1,626,757	$8,073,798	$10,754,144

Deductions:
Agents’ commissions	40,119	45,041	284,829	471,659
Resort fee	—	50,938	—	282,509
Credit card fees	33,859	38,585	191,152	248,372
Audit fees	6,250	6,250	18,750	18,750
Uncollectible room rents	—	2,127	1,696	38,316
Linen replacements	4,758	16,287	50,552	105,915
Rental pool complimentary fees	726	708	1,778	1,868

	85,712	159,936	548,757	1,167,389

Adjusted gross revenues	1,119,685	1,466,821	7,525,041	9,586,755
Amount retained by lessee	(671,811)	(880,092)	(4,515,024)	(5,752,052)

Gross income distribution	447,874	586,729	3,010,017	3,834,703

Adjustments to gross income distribution:
General pooled expense	(2,122)	(2,156)	(3,866)	(8,580)
Corporate complimentary occupancy fees	7,269	7,026	16,802	20,545
Interest	(3,025)	(3,025)	(9,074)	(9,074)
Occupancy fees	(158,138)	(211,982)	(724,389)	(996,433)
Advisory committee expenses	(43,295)	(45,804)	(148,302)	(143,201)

Net income distribution	248,563	330,788	2,141,188	2,697,960
Adjustments to net income distribution:
Occupancy fees	158,138	211,982	724,389	996,433
Hospitality suite fees	180	432	3,032	1,851
Associate room fees	17,444	34,251	42,973	128,380

Amount available for distribution	$424,325	$577,453	$2,911,582	$3,824,624

See accompanying notes to financial statements.

INNISBROOK RENTAL POOL OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

DISTRIBUTION FUND

(Unaudited)

	Nine months ended September 30,
	2007	2006

Balance at beginning of period	$—	$—

Additions:
Amount available for distribution	2,911,582	3,824,624
Interest receivable from maintenance escrow fund	81,297	66,775

Reductions:
Amount withheld for maintenance escrow fund	(651,953)	(896,792)
Amount accrued or paid to participants	(2,340,926)	(2,994,607)

Balance at end of period	$—	$—

MAINTENANCE ESCROW FUND

	Nine months ended September 30,
	2007	2006
Balance at beginning of period	$2,282,945	$1,975,395
Additions:
Amount withheld occupancy fees	651,953	896,792
Interest earned	81,297	66,775
Charges to participants to establish or restore escrow balances	145,277	363,861

Reductions:
Maintenance charges	(773,880)	(731,011)
Carpet care reserve deposits	(29,268)	(44,861)
Interest paid to distribution fund	(81,297)	(66,775)
Refunds to participants as prescribed by the master lease agreements	(50,876)	(204,445)

Balance at end of period	$2,226,151	$2,255,731

See accompanying notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Rental Pool Lease Operations

Organization and operations

The Company follows accounting policies that require estimates that are based on assumptions and judgment, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates due to different conditions.

The Rental Pool consists of condominiums at the Resort which are leased by the Company from their owners and used as hotel accommodations for the Resort. The Company has assumed the Master Lease Agreement (“MLA”) from the predecessor owner which provides that on an annual basis each Participant may elect to participate in the Rental Pool for the following year by signing an Annual Lease Agreement (“ALA”). Any condominium unit owner who does not sign the ALA is not permitted to participate in the Rental Pool for the following year. Under the MLA, 40% of the Adjusted Gross Revenues, as defined in the MLA, are distributed to the Rental Pool Participants and the remaining 60% is retained by the Company.

The Lessors’ Advisory Committee (“LAC”), consists of nine Participants who are elected by the Participants to advise the Company of Rental Pool Matters and to negotiate amendments to the lease agreement, the Annual Lease Agreement (“ALA”) and the MLA.

The Rental Pool consists of two funds: the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund balance sheet primarily reflects amounts receivable from the Company for the Rental Pool distribution payable to Participants and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Funds reflect Participants’ earnings in the Rental Pool. The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed by Participants or due to the Distribution Fund to meet escrow requirements, fund the carpet care reserve and maintain the interior of the units.

In addition, the MLA provided to the Participants a reimbursement of an amount up to 50% of the actual unit refurbishments costs, plus interest at a rate of 5% per annum on such amounts. For newly refurbished units entering the Rental Pool during 2005, the Company assumed the obligation to reimburse the Participants an amount up to 25% of the actual unit refurbishment costs, plus interest at a rate of 2.5% per annum. The obligation to reimburse the refurbishment costs and pay interest thereon applies only if certain minimum participation thresholds are maintained.

Maintenance Escrow Fund Accounts

The MLA generally provides that 90% of the occupancy fees earned by each Participant are ultimately deposited in that Participant’s Maintenance Escrow Fund account. The account provides funds for payment of amounts that are due from all Participants for maintenance and refurbishment services for or related to their condominium unit. In the event that a Participant’s balance falls below the amount necessary to pay for maintenance and replacements in the Participants unit, the Participant is required to restore the escrow balance to a defined minimum level. The MLA requires specific fund balances be maintained, by unit type, size and age of refurbishment.

The LAC, subject to the restriction in the MLA, invests the Maintenance Escrow Fund on behalf of the Participants. Income earned on the investments of the Maintenance Escrow Funds is allocated proportionately to the respective Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. The funds are held in certificates of deposits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company operates Innisbrook Resort and Golf Club (the “Resort”) in Innisbrook, Florida, which contains 1216 condominium units of which all have been sold to third parties or to affiliates of the Company. The majority of the condominium units, 608, are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses; the remainder of the condominium units are owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a fitness center, swimming pools, conference center facilities as well as administrative offices.

Results of Operations

The Resort is a destination golf resort that appeals to group and transient guests within all market segments. The Resort provides condominium accommodations, food and beverage dining locations (three restaurants, room service, banquet and/or catering options) and recreational entertainment to members, business meetings, group guests, leisure guests and their families. The Resort offers room-only rates, golf packages, and family vacation packages.

As a destination golf resort, open year round, the Resort’s performance is sensitive to weather conditions and seasonality as well as general trends in the economy, with any economic downturn adversely affecting operating results. The Company’s operations are seasonal with the highest volume of revenue generated in the first two quarters of each calendar year. Due to the seasonal business of the Company, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.

The Company monitors the operating expenses in correlation to the room nights, food and beverage covers and golf rounds demand. Aggregate total operating expenses do not generally increase or decrease on a one to one basis with the total operating revenue as the Resort must carry a minimum fixed operating staff and other support expenses at all times.

Based upon the acquisition date of the Resort, the Results of Operations for both the successor and predecessor discussion has been broken down into the following sections:

•	Results of operations for the period from inception, July 16, 2007, ending September 30, 2007 (successor);

•	Results of operations for the period July 1, 2007 through July 15, 2007 (predecessor);

•	Results of operations for the period January 1, 2007 through July 15, 2007 (predecessor);

•	Results of operations for the three month period ended September 30, 2006 (predecessor);

•	Results of operations for the nine month period ended September 20, 2006 (predecessor);

Results of operations for the period from inception, July 16, 2007, ending September 30, 2007 (successor)

For the purpose of discussion, the results for the successor period ended September 30, 2007 stand alone.

The information contained in this section is that of the successor, Salamander Innisbrook, LLC, for the three months ended September 30, 2007 (unaudited).

For the period July 16, 2007 to September 30, 2007 (unaudited)

Resort revenues	$3,688,670	100.0%
Costs and Expenses :
Operating costs and expenses	2,592,123	70.3%
General and administrative	3,673,601	99.6%
Depreciation and amortization	934,037	25.3%
Total costs and expenses	7,199,761	195.2%
Loss before Interest	(3,511,091)	-95.2%
Interest expense, net	132,250	3.6%
Net loss	(3,643,341)	-98.8%

Resort revenues totaled $3,688,670 which was down 19% based on historical trends. This decline in revenue generated during this time was a result of the Resort’s poor booking pace prior to the transition time and the minimum backlog of reservations on the books upon acquisition.

Resort costs and expenses were $7,199,761. Included in the Company’s cost and expenses was depreciation and amortization of $934,037 as calculated on 77 days for the period July 16, 2007 to September 30, 2007. The period’s operations resulted in a loss before interest of $3,511,091, less interest expense of $132,250 resulting in a net loss of $3,643,341.

Results of operations for the period July 1, 2007 through July 15, 2007 (predecessor);

The results of operations and cash flows of the Predecessor business for the period July 1, 2007 to July 15, 2007 do not include the effects of or any adjustments related to the sale of the Resort.

The information contained in this section is that of the predecessor, GTA-IB Golf Resort, for the period July 1, 2007 through July 15, 2007 (unaudited). For the purpose of discussion, the results for the predecessor period July 1, 2007 through July 15, 2007 stand alone.

For the period July 1 to 15, 2007 (unaudited)

Resort revenues	$1,082,330	100.0%
Costs and Expenses :
Operating costs and expenses	983,811	90.9%
General and administrative	849,115	78.5%
Depreciation and amortization	145,194	13.4%
Total costs and expenses	1,978,120	182.8%
Loss before Interest	(895,790)	-82.8%
Interest expense, net	39,480	3.6%
Net loss	(935,270)	-86.4%

Resort revenues for the predecessor during this 15-day period were $1,082,330, with costs and expenses of $1,978,120 resulting in a loss before interest for this period of $895,790. Included in the predecessor’s cost and expenses was 15 days of depreciation and amortization of $145,194. The loss before interest along with the interest expense of $39,480 resulted in a net loss of $935,270 for the period July 1, 2007 through July 15, 2007.

Results of operations for the period January 1, 2007 through July 15, 2007 (predecessor);

The information contained in this section is that of the predecessor, GTA-IB Golf Resort, for the period January 1, 2007 through July 15, 2007 (unaudited). For the purpose of discussion, the results for the predecessor period January 1, 2007 through July 15, 2007 also stand alone.

For the period January 1, 2007 to July 15, 2007 (unaudited)

Resort revenues	$24,710,840	100.0%
Costs and Expenses :
Operating costs and expenses	13,360,607	54.1%
General and administrative	9,470,559	38.3%
Depreciation and amortization	1,907,968	7.7%
Total costs and expenses	24,739,134	100.1%
Loss before Interest	(28,294)	-0.1%
Interest expense, net	549,976	2.2%
Net loss	(578,270)	-2.3%

For the period January 1, 2007 to July 15, 2007, Resort revenues were $24,710,840. Costs and Expenses totaled $24,739,134 which was 100% of Revenues resulting in a loss before interest of $28,294. Interest expense for this period was $549,976, resulting in a net loss of $578,270.

Results of operations for the three month period ended September 30, 2006 (predecessor);

The information contained in this section is that of the predecessor, GTA-IB Golf Resort, for the three month period ended September 30, 2006 (unaudited). For the purpose of discussion, the results for the predecessor period ended September 30, 2006 also stand alone.

Three months ended September 30, 2006 (unaudited)

Resort revenues	$5,900,000	100.0%
Costs and Expenses :
Operating costs and expenses	7,976,000	135.2%
General and administrative	1,017,000	17.2%
Depreciation and amortization	505,000	8.6%
Total costs and expenses	9,498,000	161.0%
Loss before Interest	(3,598,000)	-61.0%
Interest expense, net	565,000	9.6%
Net loss	(4,163,000)	-70.6%

For the three month period ended September 30, 2006, resort revenues were approximately $5,900,000. Costs and Expenses were approximately $9,498,000 which was 161% of Revenues resulting in a loss before interest of approximately $3,598,000 or -61 % of revenues. Interest expense for this period was $565,000, resulting in a net loss of approximately $4,163,000 or -70.6 % of revenues.

Results of operations for the nine month period ended September 20, 2006 (predecessor);

The information contained in this section is that of the predecessor, GTA-IB Golf Resort, for the nine month period ended September 30, 2006 (unaudited). For the purpose of discussion, the results for the predecessor period ended September 30, 2006 also stand alone.

Nine Months ended September 30, 2006 (unaudited)

Resort revenues	$33,172,000	100.0%
Costs and Expenses :
Operating costs and expenses	29,081,000	87.7%
General and administrative	4,168,000	12.6%
Depreciation and amortization	1,529,000	4.6%
Total costs and expenses	34,778,000	104.8%
Loss before Interest	(1,606,000)	-4.8%
Interest expense, net	1,308,000	3.9%
Net loss	(2,914,000)	-8.8%

For the nine month period ended September 30, 2006, the Resort revenues were approximately $33,172,000. Costs and Expenses were approximately $34,778,000 which was 104.8% of revenues resulting in a loss before interest of approximately $1,606,000 or -4.8 % of revenues. Interest expense for this period was $1,308,000, resulting in a net loss of $2,914,000 or -8.8 % of revenues.

Rental Pool Operations for the three month period ended September 30, 2007

As part of the sale of the Resort, the Company has assumed the operation and control of the Rental Pool. The Rental Pool also experienced a decline in gross room revenues, down 25% for the three months ended September 30, 2007 from the same period in 2006. Revenues of the Rental Pool were $1,205,397 compared to $1,626,757 during the same period in 2006. Expenses were well controlled, resulting in a distribution of $424,325, or margin of 35.2%, compared to a distribution of $577,453 in 2006 with a similar 35.5% margin.

Liquidity and Capital Resources

Future operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by the Resort’s operations and its affiliates’ current cash reserves.

The operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which could have a material adverse effect on the Resort’s business or financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2007, our disclosure controls and procedures were not effective due to the lack of timely filing of this Form.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company has established disclosure controls and procedures to ensure that information disclosed in this annual report on Form 10-Q was properly recorded, processed, summarized and reported to the Company’s Executive Committee. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

There have been no significant changes in our internal controls over financial reporting during the period ended September 30, 2007 that have materially affected or are reasonably likely to materially affect such controls.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of our operations, we are subject to claims and lawsuits. We do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

Michael LeFave, Gilda Bartunek, Peter Cipolla, and Elisabeth Conrath, individually and on behalf of others similarly situated v. Salamander Innisbrook. LLC.

Plaintiffs filed their original Complaint alleging discrimination in the Sixth Judicial Circuit, in and for Pinellas County on January 14, 2009. Plaintiffs filed their Amended Complaint alleging discrimination, again in state court, on February 27, 2009. Plaintiffs’ Amended Complaint in essence alleged the same facts as those contained in their original Complaint; however, the Amended Complaint alleged discrimination not only on behalf of the named Plaintiffs, but also on behalf of those “similarly situated” to the named Plaintiffs. In other words, Plaintiffs’ Amended Complaint indicated that they would be bringing a “class action” under the ADEA on behalf of numerous individuals. Because Plaintiffs’ Amended Complaint contained an age discrimination claim under the ADEA, a federal statute, Salamander removed the case to the Middle District of Florida, i.e., to federal court, on March 11, 2009. Under the ADEA, plaintiffs wishing to pursue their claims of age discrimination as a “class” must be officially “certified” as a class, and any individual wanting to become a class member must “opt in” to join the class. Salamander has filed a response in opposition to Plaintiffs’ motion seeking conditional certification based on a number of reasons. To date, the court has not yet ruled on Plaintiffs’ motion, and as such, neither party has begun propounding discovery. Salamander intends to contest Plaintiffs’ claims of age discrimination vigorously, regardless of whether this case becomes a class action or not. To wit, Salamander maintains that any and all actions taken with regard to Innisbrook’s employees and/or former employees were taken for legitimate, nondiscriminatory reasons, i.e., completely unrelated to age.

Item 1A.	Risk Factors

Not required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other information

Not applicable

Item 6.	Exhibits

(a). Exhibits

Exhibit	Item
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMANDER INNISBROOK, LLC (Registrant)

Date: August 14, 2009	/s/ Chuck Pomerantz
Chuck Pomerantz
Managing Director and Vice President

Date: August 14, 2009	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer, Salamander Hospitality, LLC