Form 10-K
period 2007-12-31
Salamander Innisbrook, LLC
filed 2009-08-17
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File No. 333-147447

SALAMANDER INNISBROOK, LLC

State of Organization: FL	Federal Employer Identification No. 26-0442888

36750 US 19 N., Palm Harbor, FL 34684

Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

608 Condominium Rental Pool Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from obligations under those Sections.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of December 31, 2007.

Issuer has no common stock subject to this report.

Documents incorporated by reference: Certain exhibits to GTA-IB’s prior reports on Forms 10-K, 10-Q and 8-K are incorporated by reference in Part IV hereof.

The Exhibit Index begins on page 37.

Salamander Innisbrook, LLC

Annual Report on Form 10-K for the Year Ended December 31, 2007

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this annual report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “appears,” “believe,” “expect,” “hope,” “may,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. Certain factors that might cause such a difference include the following: changes in general economic conditions; including changes that may influence group conference and guests’ vacation plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in Rental Pool participation by the current condominium owners; our ability to continue to operate the Innisbrook Resort and Golf Club, or the “Resort” under our management contracts; and the resale of condominiums to owners who elect neither to participate in the Rental Pool nor to become members of the Resort. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the Securities Exchange Commission. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Resort with any certainty. Accordingly, our projections in this annual report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to your interests.

PART I

ITEM 1. BUSINESS

Background

On June 14, 2007, Salamander Innisbrook, LLC ( the “Successor”, the “Company”, or “we”), was organized under the laws of the state of Florida. On July 16, 2007, Salamander Innisbrook, LLC, together with its affiliates, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC (collectively, the “Buyer”), completed the purchase of the Innisbrook Resort and Golf Club (the “Resort”) and all of the equity interest in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates (the “Predecessor”). The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 608 condominium owners participate in a rental pool (the “Rental Pool”) operated by the Company.

Rental Pool Condominiums

Condominium ownership is a realty subdivision in which the individual “lots” are deemed apartment units. Instead of owning a plot of ground, the condominium owners own the space where their condominium units are located. This leaves substantial properties in interest which are not individually owned, such as the underlying land, driveways, parking lots, building foundations, exterior walls and roofs, garden areas and utility lines. These areas are termed common property or common elements. Each condominium owner has an undivided fractional interest in the common property.

The condominium owners at the Resort have established an Association of Condominium Owners (the “Association”), to administer and maintain this common property and to conduct the business of the condominium owners. In particular, the Association is responsible for maintaining insurance on the real property, upkeep of the structures, maintenance of the grounds, electricity for the common areas, water/sewer and security services. The Association assesses fees to defray these expenses and to establish necessary reserves. An assessment, if not timely paid, may result in a lien being placed upon the unit of a delinquent condominium owner. Each condominium owner must pay ad valorem property taxes, contents insurance, interior maintenance and to such other matters independent of the other unit owners. These expenses are incurred by each owner of condominium units whether or not the unit participates in the Rental Pool at the Resort. With respect to governing the affairs of the Association, the participating condominium owners are accorded one vote per condominium unit owned. State statutes also impact the way in which the Association’s affairs are administered.

Markets and Marketing

The Resort is located in Innisbrook, Florida and is a destination golf resort that appeals to group convention business and transient travelers within all market segments. The Resort caters to corporate meeting planners and sports enthusiasts within in a variety of industries, the majority of which are located in the central and eastern United States. The Resort markets through most of the typical channels utilizing e-commerce, print media, rep firms, travel agents and wholesalers.

The Resort provides condominium accommodations, food and beverage dining locations (three restaurants, room service, banquet and/or social catering options), 72 holes of golf, golf instruction, and recreational entertainment to members, business meetings, group meeting guests, leisure guests and their families. The Resort offers room-only rates, golf packages, and family vacation packages. Larger golf or conference groups typically involve contractual agreements. Accordingly, we do not expect that the loss of a single conference or even a few conferences of average size would have a significant adverse impact on our business taken as a whole.

The Resort’s accommodations are condominium units are owned by third parties or affiliates of the Company. These units are sold by registered securities brokers, including Golf Host Securities, Inc., an affiliate of the Company.

Seasonality

The Florida resort industry is seasonal in nature and historically, the Resort’s business levels are stronger in the winter months as guests come from the northeast and other colder regions to enjoy the warm weather. In contrast, there is a decline in business levels during the summer months due to rising temperatures, the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. The Resort may also experience reduced bookings as a result of hurricane-related concerns.

Intellectual Property

The Resort has registered service marks, and domain names that are necessary for the Resort to effectively conduct business. Service Marks include: “Innisbrook” # 955489, registered March 13, 1973, and the Innisbrook shield logo #955488 registered March 13, 1973. The Company’s operation of the Resort is not considered to be dependent upon the availability of raw materials, nor the effect of the duration of patents, licenses, franchises or concessions held.

Competition

Conveniently located near the Florida gulf coast and Tampa international airport, this full-service Resort is located within 900 acres of a dramatically landscaped setting. The Resort competes using a unique price/value strategy through its offering of spacious member accommodations, high levels of customer service, and award-winning golf. Competition within the conference related group segment of the industry is also quite competitive and typically involves similar properties within the state of Florida and throughout the southeastern United States. The Resort’s major competitors, our competitive set, are believed to be other golf and conference-oriented resorts.

Research and Development

We have no research and development expenses.

Environmental Matters

Operations at the golf courses at the Resort involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. As of December 31, 2007, there were no violations imposed against the Company.

Government Regulation

The Resort, like most businesses, is subject to the Americans with Disabilities Act of 1990. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires public facilities such as clubhouses and recreation areas to be accessible to people with disabilities. Compliance with the ADA requirements require removal of access barriers and the construction of capital improvements at the Resort which are currently under construction at this time. Noncompliance could result in imposition of fines or an award of damages to private litigants. We are responsible for compliance costs incurred at the Resort.

Employees

As of December 31, 2007, the Resort had approximately 654 employees. Of these employees, approximately 448 are deemed full time, approximately 206 are part-time or casual laborers who are engaged as needed.

Code of Ethics

See Part III, Item 10 for discussion of our Code of Business Conduct.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Resort is situated on approximately 900 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, 480, on average, participate in the Rental Pool on a year-to-year basis. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. Salamander Innisbrook Condominium, LLC, owns three condominium units that participate in the rental pool in the same fashion as all other Rental Pool participants. Approximately 20% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. As a result of the potential use of lockout master bedroom units, the total number of rooms at the resort is 1216 and the average of 475 units participating in the Rental Pool at any one time is equivalent to approximately 603 hotel rooms. The Resort complex includes 72 holes of golf; practice ranges; three clubhouses with retail, golf, and food and beverage outlets; three conference and exhibit buildings, a newly constructed spa (construction completed in March 2009),a fitness center; six swimming pools including a themed water attraction; a recreation center; a tennis facility and numerous administrative and support structures. These amenities are owned by the Company.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our operations, we are subject to claims and lawsuits. We do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

Michael LeFave, Gilda Bartunek, Peter Cipolla, and Elisabeth Conrath, individually and onbehalf of others similarly situated v. Salamander Innisbrook. LLC.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a single member limited liability company and do not have any stock. Our membership interests are not publicly traded.

There are a total of 902 deeded condominium units allowing Rental Pool participation by their owners, of which three are owned by our affiliate Salamander Innisbrook Condominium, LLC.

The condominium units sold by Golf Host Securities, Inc, which allow Rental Pool participation, are deemed to be securities because of the Rental Pool feature. These units are referenced in this report as Rental Pool securities. While the Rental Pool securities are deemed securities pursuant to the Securities Act of 1933, as amended, there is no market for such securities other than the normal real estate market.

Because the Rental Pool securities are real estate, no dividends have been paid or will be paid to their owners. However, the Rental Pool lease agreements provide that the Rental Pool participants are entitled to a contractual distribution paid quarterly in exchange for our right to use their condominium units in the Rental Pool.

ITEM 6. SELECTED FINANCIAL DATA

Not required for Smaller Reporting Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Salamander Innisbrook, LLC ( the “Successor”, the “Company”, or “we”), was formed June 14, 2007 by Salamander Farms, LLC. (the “Member”). The Company, together with its affiliates, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, purchased the Innisbrook Resort and Golf Club (the “Resort”) in Palm Harbor, Florida, which was completed July 16, 2007. The Resort is a 72-hole destination golf and conference facilities, with a private club component.

Critical Accounting Policies

The following accounting policies are considered critical by our management. These and other accounting policies require that estimates be made based on assumptions and judgment, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates due to different conditions.

Impairment of Long-Lived Assets

We annually review our long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows, in accordance with SFAS No. 144—Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by discounted cash flow analysis, giving consideration to recent operating performance and pricing trends.

In reviewing for impairment of our long lived assets, we review the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. The Company’s management evaluated its long-lived assets for impairment in accordance with SFAS 144 and concluded there were no significant impairment losses related to long-lived assets for year ended December 31, 2007.

Impairment of Intangible Assets

We evaluate intangible assets for impairment annually or if a significant event occurs or circumstances change. Factors we consider important, and which could indicate impairment, include the following: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

We place our intangible assets in the following categories: (i) the water contract; (ii) club memberships; (iii) the trademark and the trade name; (iv) the Rental Pool; and (v) guest bookings. The valuation of the water contract is based on the projected annual savings associated with having this contract. The water contract has an indefinite life. The valuation of the trademark and trade name is derived from the residual revenue stream from the Resort revenues that is attributed to the Innisbrook trade name. We attribute an indefinite life to the trademark and trade name. The valuation of the Rental Pool is based on estimates of revenue derived by us from our Rental Pool operations.

During the fourth quarter of 2007, we reviewed our intangible assets, and based on the results, we determined that no impairment of intangible assets existed at December 31, 2007, and there has been no indication of impairment since that date.

Revenue Recognition

All revenue, from a variety of sources, is generally recognized at the time of sale with the exception of the membership dues and initiation fees. The dues are recognized ratably over the applicable period (three months to a year depending on type of membership). The membership initiation fees at the Resort are nonrefundable and are initially recorded to deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years for full golf memberships and five years for resort and executive golf memberships.

See the Notes to the Financial Statements on page 22 for additional accounting policies used in preparation of the financial statements.

Results of Operations

On July 16, 2007, the Buyer completed the purchase of the Resort. The unaudited financial results of the predecessor are included below for the periods prior to July 16, 2007 and are for comparative purposes only. While the operations of the Resort have remained substantially unchanged with respect to the manner of recording revenues and expenses, the financial statements of the predecessor owner include assets and liabilities at carrying values that differ from the carrying values presented in our financial statements. As a result, there can be no assurances that the comparative information provided below is not impacted to some degree by the change in the carrying values of the assets and liabilities between the predecessor owner’s financial statements and our financial statements.

The discussion that follows of Results of Operations is in the following sections:

•	Results of operations for the period from inception, July 16, 2007, ending December 31, 2007 (successor)

•	Results of operations for the period January 1, 2007 through July 15, 2007 (predecessor)

•	Results for the year ended December 31, 2006 (predecessor)

Results of operations for the period from inception, July 16, 2007, ending December 31, 2007 (successor)

For the purpose of discussion, the results for the successor period ended December 31, 2007 stand alone.

The information contained in this section is that of the successor, Salamander Innisbrook, LLC, for the five and one-half months ending December 31, 2007.

For the period July 16, 2007 to December 31, 2007

Resort revenues	12,767,603	100.0%
Costs and Expenses :
Operating costs and expenses	7,186,854	56.3%
General and administrative	8,908,761	69.8%
Depreciation and amortization	2,074,540	16.2%
Total costs and expenses	18,170,155	142.3%
Loss before Interest	(5,402,552)	-42.3%
Interest expense, net	(232,123)	-1.8%
Net loss	(5,634,675)	-44.1%

Resort revenues totaled $12,767,603 which was down based on historical Resort trends. This decline in revenue, during this time, was a result of the Resort’s poor booking pace prior to the transition time and the minimum backlog of reservations on the books upon acquisition. Our new sales and marketing staff are highly motivated and have developed new strategies for targeting both new and repeat business.

Resort costs and expenses were $18,170,155. Included in the Company’s cost and expenses was depreciation and amortization of $2,074,540 as calculated on 169 days for the period July 16, 2007 to December 31, 2007. The period’s operations resulted in a loss before interest of $5,402,552, less interest expense of $232,123 resulting in a net loss of $5,634,675.

Operating departments are monitoring operating expenses and spending is consistent with business levels. The Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we attempt to manage these costs consistent with demand in rooms, food and beverage and golf operations.

The Rental Pool distribution expense decreased as a direct result of the reduced rooms revenue.

Results of operations for the period January 1, 2007 through July 15, 2007

The information contained in this section is that of the predecessor, GTA-IB Golf Resort, for the period January 1, 2007 through July 15, 2007 (unaudited). For the purpose of discussion, the results for the predecessor period January 1, 2007 through July 15, 2007 also stand alone.

For the period January 1, 2007 to July 15, 2007 (unaudited)

Resort revenues	$24,710,840	100.0%
Costs and Expenses :
Operating costs and expenses	13,360,607	54.1%
General and administrative	9,470,559	38.3%
Depreciation and amortization	1,907,968	7.7%
Total costs and expenses	24,739,134	100.1%
Loss before interest	(28,294)	-0.1%
Interest expense, net	(549,976)	-2.2%
Net loss	(578,270)	-2.3%

For the period January 1, 2007 to July 15, 2007, Resort revenues were $24,710,840. Costs and Expenses totaled $24,739,134 which was 100% of Revenues resulting in a loss before interest of $28,294. Interest expense for this period was $549,976, resulting in a net loss of $578,270.

Results of operations for the year ended December 31, 2006 (predecessor);

The information contained in this section is that of the predecessor, GTA-IB Golf Resort, for the year ended December 31, 2006. For the purpose of discussion, the results for the predecessor period ended December 31, 2006 also stand alone.

For the year ended December 31, 2006

Resort revenues	$41,841,000	100.0%
Costs and Expenses :
Operating costs and expenses	38,090,000	91.0%
General and administrative	5,026,000	12.0%
Depreciation and amortization	2,036,000	4.9%
Total costs and expenses	45,152,000	107.9%
Loss before interest	(3,311,000)	-7.9%
Interest expense, net	(1,550,000)	-3.7%
Net loss	$(4,861,000)	-11.6%

For the year ended December 31, 2006, the Resort revenues were approximately $41,841,000. Costs and Expenses were approximately $45,152,000 which was 107.9% of revenues resulting in a loss before interest of approximately $3,311,000 or 7.9 % of revenues. Interest expense for this period was approximately $1,550,000, resulting in a net loss of approximately $4,861,000 or 11.6 % of revenues.

Legal Entity Structure

Salamander Innisbrook, LLC is a single member limited liability company with Salamander Farms, LLC as the sole member.

Income Tax Status

We have not elected to be taxed as a corporation. As a result, the single member is responsible for income taxes on our operating income/losses. Therefore, no provision or liability for federal or state income taxes has been included in our financial statements presented in this report.

Other Matters

New Contract for Annual PGA Tour Event and Sponsor

On January 24, 2007, tournament officials and the PGA Tour announced a six-year sponsorship agreement with the PODS Group of Clearwater, Florida. However, the sponsor chose to exercise an option to withdraw as title sponsor after the 2008 event. On June 4, 2008, Transitions Optical, Inc. was announced as the new title sponsor.

Liquidity and Capital Resources

Future operating costs and planned expenditures for large capital improvements planned over the next year are expected to be funded by the Company and its sole member or affiliates’ current cash reserves, and cash generated by resort operations.

Environmental Matters

None

Off Balance Sheet Arrangements

As of December 31, 2007, we have no unconsolidated subsidiaries.

We do not have any relationships with unconsolidated entities or unconsolidated financial partnerships of the type often referenced as structured finance or special purpose entities, i.e., unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we believe we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Contractual Obligations and Contingent Liabilities

We had the following contractual obligations as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
MLA Refurbishment Reimbursement(1)	$4,017,868	$1,769,177	$2,186,453	$62,238	$—
Operating and capital leases(2)	2,374,730	821,006	1,074,758	478,966	—

Total of the Resort’s obligations	$6,392,598	$2,590,183	$3,261,211	$541,204	$—

(1)	The Master Lease Agreement between us and the Rental Pool participants, or MLA, as amended and restated on January 1, 2004, provides that participating condominium owners will be reimbursed by us for 50% of the amount of funds the individual owner invested in the refurbishment program, as defined in the MLA, plus interest accruing at a rate of 5% per annum on the unpaid balance. In addition, for units entering the Rental Pool during 2005, to the MLA provides that participating condominium owners will be reimbursed for up to 25% of their refurbishment costs plus interest at 2.5% per annum on the unpaid balance. Our obligation to make the reimbursement payments during the period from 2005 through 2012 is contingent upon a minimum unit participation in the Rental Pool being maintained. This minimum unit participation is defined and tested on a quarterly basis. Our projected obligation as presented in the table above recognizes reimbursement costs and interest payable to the owners, assuming that the participants meet the minimum threshold and a minimum of 575 units are participating in the Rental Pool on a continuing quarterly basis at all times. See Note 7 to our Financial Statements for further discussion of our reimbursement obligations.
(2)	We are a party to multiple agreements with miscellaneous service providers. These services and contracts are included in the aggregate and identified as other miscellaneous operational and capital agreements in the table above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have significant market risk with respect to foreign currency exchanges or other market rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Supplementary Data starting on page 16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2007, our disclosure controls and procedures were not effective due to the lack of timely filing of this Form.

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

The Company has established disclosure controls and procedures to ensure that information disclosed in this annual report on Form 10-K was properly recorded, processed, summarized and reported to the Company’s Executive Committee. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

There have been no significant changes in our internal controls over financial reporting during the period ended December 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we made a limited evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, we continue to implement further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation at December 31, 2007, our management concluded that our internal controls over financial reporting were ineffective within the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission at December 31, 2007 due to the existence of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The integration process and the valuation procedures carried out by us in connection with taking title to the Resort prevented the Company from filing the pro-forma and related financial information related to the Resort within the timeframes specified under SEC rules. We continue to work diligently towards implementing various initiatives intended to improve our internal controls and procedures and disclosure controls and procedures, especially in addressing the systems and personnel issues raised in the course of taking title and assuming management of the Resort. Further, there is assurance given that the predecessor’s experienced staff was retained and effective existing controls and procedures were maintained or enhanced throughout this reporting period.

As we did not own the Resort prior to July 15, 2007, we have taken steps that we deem to be reasonable under the circumstances to seek to verify such financial information. Any pre-existing deficiencies in the predecessor owner’s financial systems, processes and related internal controls increase the risk that the historical unaudited financial statements of the Resort’s operations and cash flows, which the predecessor owner has provided to us, may not be accurate. We have out of necessity placed a certain amount of reliance on the historical financial information and reports of the Resort’s predecessor owner for the periods prior to July 16, 2007.

Since July 16, 2007, we have focused upon integrating operations at the Resort into our disclosure controls and procedures and internal control procedures. In particular, those controls and procedures have been updated to account for the challenges presented by the increased size and scope of our operations now that we own the Resort. The integration of a new business of significant size and scope of operations increases the risk that conditions may have been introduced that we did not anticipate in our design of our systems of control.

Effective January 1, 2008, we implemented a new general ledger accounting software package to replace the former legacy software. On September 12, 2008, we implemented a new property management system and on November 6, 2008, we implemented a new food and beverage system. We do believe that the change in the general ledger and accounts payable system, property management systems, and point of sale systems will increase our controls over financial reporting and our disclosure controls and procedures.

However, notwithstanding the foregoing, a material weakness exists resulting from our current lack of significant testing of the existing controls and procedures. We intend to undertake this testing before December 31, 2009 and any weaknesses identified as a result of the testing will be corrected.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting during the period ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about our executive officers:

Name	Position
Prem Devades	Manager
Dale Pelletier	CFO, Salamander Hospitality LLC
Chuck Pomerantz	Vice President and Managing Director

Biographical Information

Prem Devadas, Manager, is a 25-year veteran of the hospitality industry. After ten years with The Potomac Hotel Group in Washington, DC, he left the Regional Director of Operations position to manage the lodging portfolio for CCA Industries whose holdings include The Jefferson Hotel in Richmond, VA, The Hermitage Hotel in Nashville, TN and Kiawah Island Resort near Charleston, SC. As Managing Director, he re-positioned the Jefferson Hotel and the Hermitage Hotel through extensive renovations and achieved Mobil 5-Star and AAA Five-Diamond awards for the respective properties. At Kiawah Island he directed the development and successful opening of the Sanctuary at Kiawah Island, the new 255 room ultra luxury hotel in August, 2004.

Dale Pelletier, Chief Financial Officer, is a thirty year veteran of the hospitality industry. Dale oversees the company’s financial, accounting, tax, information systems, treasury, planning and reporting activities. His extensive experience with over seventy hotels includes full service, limited service, all suites, resorts and condominium hotels both at the property and corporate levels. Dale also served as Chief Financial Officer for MEI Hotels, a hotel development, ownership, management and investment group. He was responsible for all financial activities for the company’s managed and asset managed hotels, construction and development projects and three private equity funds. Prior to MEI, Dale was Chief Financial Officer for the US operations of City Hotels, an international hotel and airline company listed on the Brussels stock exchange, with hotels in the US and Europe.

Chuck Pomerantz, Vice President and Managing Director, is a veteran of over 26 years in the hospitality industry. Chuck spent his first fifteen years in Food & Beverage management, serving as Food & Beverage Director at the Sheraton Manhattan and as owner and operator of three restaurants in the Washington, D.C. area. Chuck was an Area Director of Operations for Wyndham Hotels and Resorts in the eastern region of the United States. Most recently, he led the pre- and post operating team of the 1,500-room Gaylord Texan Resort and Convention Center as Vice President and Hotel Manager. He is also serving as Vice President of Business Development for Salamander Management Services, a division of Salamander Hospitality, and responsible for the development and growth of the company.

Directors and Officers Insurance

Salamander Innisbrook, LLC maintains directors and officers liability insurance that insures our officers, managers and committee members from claims arising out of an alleged wrongful act by such persons while acting as executive officers, managers or committee members of our company, and it insures our company to the extent that we have indemnified our officers, managers and committee members for such loss.

Indemnification

Our organizational documents provide that we shall indemnify our officers, committee members and managers against certain liabilities to the fullest extent permitted under applicable law. Our organizational documents also provide that our officers, committee members and managers shall be exculpated from monetary damages to us to the fullest extent permitted under applicable law.

Code of Ethics

The Code of Business Conduct applies to all of our officers and other employees. Salamander Innisbrook, LLC’s Code of Business conduct is filed as Exhibit 14.1 to its Annual Report on Form 10-K. You may also obtain a free copy of our Code of Ethics by writing to our attention at 36750 US Highway 19 North, Palm Harbor, FL 34684.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the year ended December 31, 2007 to our executive officers.

Name and Principal Position		Salary and Commission	Bonus	Other Annual Compensation	All Other Compensation
Prem Devades	2007	$—	$—	$—	$—
Manager (1)
Dale Pelletier	2007	$—	$—	$—	$—
Chief Financial Officer (1)
Chuck Pomerantz	2007	$—	$—	$—	$—
Vice President & Managing Director (1)

Messrs. Devades, Pelletier and Pomerantz are not compensated directly by us for services as our executive officers; however, they receive compensation from an affiliate of the single member for service as its executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are wholly owned by Salamander Farms, LLC which has sole voting and dispositive power over our interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)	Transactions with Management and Others

None.

(b)	Certain Business Relationships

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid the Company approximately $665,000 and $555,500 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2007 and 2006, respectively.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums which were acquired from the former owner. Its condominiums participated in the Rental Pool under the MLA in the same manner as all other Rental Pool participants.

Golf Hosts Securities, Inc. is an on-site real estate broker/dealer for the resale of the Resort’s condominium units owned by Salamander Farms, LLC. Approximately, $14,208 was paid to the Company for rent and related accounting services from July 16, 2007 to December 31, 2007.

(c)	Indebtedness of Management

None.

(d)	Transactions with Promoters

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Kingery & Crouse, PA served as our independent registered accounting firm for the year ended December 31, 2007.

The following fees were incurred for Kingery & Crouse, PA services related to our year ended December 31, 2007.

Audit Fees: approximately $51,000 for the fiscal year ended December 31, 2007 for professional services rendered for the audit of our annual financial statements, review of the financials statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

Audit-Related Fees: None.

Tax Fees: None.

All other fees: None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements and exhibits filed as part of this annual report on Form 10-K are listed on pages 18 and 44, and are incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements of Salamander Innisbrook, LLC (Successor) and GTA-IB, LLC (Predecessor)
Report of Independent Registered Public Accounting Firm—Kingery & Crouse, PA	17
Balance Sheets as of December 31, 2007 (Successor) and December 31, 2006 (Predecessor)	18
Statements of Operations and Changes in Member’s Equity for the period July 16, 2007 (inception) to December 31, 2007 (Successor), for the period January 1, 2007 to July 15, 2007 (Predecessor) (unaudited) and for the year ended December 31, 2006 (Predecessor)	19
Statements of Cash Flows for the period July 16, 2007 (inception) to December 31, 2007 (Successor), for the period January 1, 2007 to July 15, 2007 (Predecessor) (unaudited) and for the year ended December 31, 2006 (Predecessor)	20
Notes to Financial Statements	21
Introduction to Financial Statements of the Rental Pool Lease Operation—Historical Summary
Financial Statements of the Rental Pool Lease Operation
Report of Independent Registered Public Accounting Firm—Kingery & Crouse, PA	29
Balance Sheets—Distribution Fund as of December 31, 2007 and 2006	30
Balance Sheets—Maintenance Escrow Fund as of December 31, 2007 and 2006	31
Statements of Operations—Distribution Fund for the years ended December 31, 2007, 2006 and 2005	32
Statements of Changes in Participants’ Fund Balances—Distribution Fund for the years ended December 31, 2007, 2006 and 2005	33
Statements of Changes in Participants’ Fund Balances—Maintenance Escrow Fund for the years ended December 31, 2007, 2006 and 2005	34
Notes to Financial Statements	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member and Manager of Salamander Innisbrook, LLC:

We have audited the accompanying balance sheet of Salamander Innisbrook, LLC (the “Company”) as of December 31, 2007, and the related statements of operations, member’s equity and cash flows for the period from July 16, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the period from July 16, 2007 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A

Tampa, FL
August 14, 2009

SALAMANDER INNISBROOK, LLC

BALANCE SHEETS

	For the year ended December 31,
	2007 Successor	2006 Predecessor
Assets
Current assets:
Cash	$2,195,089	$932,000
Accounts receivable trade, net	2,238,049	2,469,000
Inventories and supplies	988,235	1,329,000
Prepaid expenses and other	741,801	566,000
Deposits	260,115	—

Total current assets	6,423,289	5,296,000
Intangibles, net	15,104,385	14,906,000
Property, buildings and equipment, net	31,984,996	27,280,000
Other assets	84,397	1,892,000

Total assets	$53,597,067	$49,374,000

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$1,441,114	$2,584,000
Westin termination fee obligation	—	5,594,000
Troon supplemental fee obligation	—	800,000
Accrued payroll costs	1,012,534	1,182,000
Other payables and accrued expenses	1,700,274	1,763,000
Deposits and deferred dues	2,222,467	2,212,000
Current portion of long-term refurbishment	1,769,177	1,424,000
Current portion of capital lease obligations	399,141	344,000

Total current liabilities	8,544,707	15,903,000

Due to parent	—	42,343,000
Deferred revenue	322,126	1,221,000
Refurbishment obligation, net of current portion	2,248,691	2,830,000
Capital lease obligations, net of current portion	453,336	428,000

Total liabilities	11,568,860	62,725,000
Member’s equity (deficit)	42,028,207	(13,351,000)

Total liabilities and member’s equity (deficit)	$53,597,067	$49,374,000

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

	For the Period July 16, 2007 (inception) to December 31, 2007 (Successor)	For the Period January 1, 2007 to July 15, 2007 (Predecessor) (Unaudited)	For the year ended December 31, 2006 (Predecessor)
Resort Revenues	$12,767,603	$24,710,840	$41,841,000

Expenses
Hotel	1,677,418	2,542,243	11,139,000
Food and beverage	3,637,130	5,710,419	8,742,000
Golf	1,397,471	4,184,543	7,655,000
Other	474,835	923,402	10,554,000
General and administrative	8,908,761	9,470,559	5,026,000
Depreciation and amortization	2,074,540	1,907,968	2,036,000

Total expenses	18,170,155	24,739,134	45,152,000

Loss before interest	(5,402,552)	(28,294)	(3,311,000)
Interest expense, net	(232,123)	(549,976)	(1,550,000)

Net Loss	(5,634,675)	(578,270)	(4,861,000)

Member’s equity (deficit) beginning of period	—	(13,351,000)	(8,490,000)

Member contributions	47,662,882	—	—

Member’s equity (deficit) end of period	$42,028,207	$(13,929,270)	$(13,351,000)

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF CASH FLOWS

	For the period July 16, 2007 (inception) to December 31, 2007 (Successor)	For the period January 1, 2007 to July 15, 2007 (Predecessor) (Unaudited)	For the year ended December 31, 2006 (Predecessor)
Cash flows from operating activities:
Net loss	$(5,634,675)	$(578,270)	$(4,861,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt provision	14,605	(55,000)	363,000
Depreciation and amortization	2,074,540	1,907,968	3,357,000
Non-cash interest incurred on certain long term obligations	—	315,000	1,177,000
Changes in operating assets and liabilities:
Decreases (increases) in:
Accounts receivable and other receivables	(2,252,654)	(227,000)	227,000
Inventories and supplies	(988,235)	(52,000)	52,000
Prepaid expenses and other	(826,198)	(11,000)	11,000
Deposits	(260,115)	—	—
Increases (decreases) in:
Accounts payable	1,441,114	(373,000)	373,000
Accrued payroll costs	1,012,534	372,000	(372,000)
Accrued interest	—	12,000	(12,000)
Other payables and accrued expenses	1,700,274	58,000	(58,000)
Deposits and deferred revenue	2,544,593	(170,000)	170,000

Net cash provided by (used in) operating activities	(1,174,217)	1,198,698	427,000

Cash flows from investing activities:
Property, buildings, and equipment acquired in acquisition	(28,157,741)	—	—
Intangibles acquired in acquisition	(11,723,582)	—	—
Capital expenditures	(3,509,809)	(214,000)	(454,000)

Net cash used in investing activities	(43,391,132)	(214,000)	(454,000)

Cash flows from financing activities:
Member contributions	47,662,882	—	—
Borrowings from parent	—	—	837,000
Repayment of capital lease obligations	(186,177)	(908,000)	(1,397,000)
Proceeds from debt	—	320,000	—
Repayment of refurbishment obligation	(716,267)	—	—

Net cash provided by (used in) financing activities	46,760,438	(588,000)	(560,000)

Net increase (decrease) in cash	2,195,089	396,698	(587,000)
Cash at beginning of period	—	932,000	1,519,000

Cash at end of period	$2,195,089	$1,328,698	$932,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$182,500	$180,000	$360,000
Non-cash investing and financing activities:
Assets acquired through capital leases	$1,038,654	$498,000	$137,000
Intangibles acquired through assumption of refurbishment obligation	$4,734,135	$—	$—

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO FINANCIAL STATEMENTS

1. Innisbrook Resort Change in Ownership and Business

On July 16, 2007, Salamander Innisbrook, LLC (the “Company”, the “Successor”, or “we”), together with its affiliates, Salamander Innisbrook Securities, LLC, and Salamander Innisbrook Condominium, LLC (collectively, the “Buyer”) completed the purchase of the Innisbrook Resort and Golf Club (the “Resort”) and all of the equity interest in Golf Host Securities, Inc. The purchase was made from Golf Trust of America, Inc, Golf Trust of America, L.P., GTA-IB Golf Resort, LLC, GTA-IB Condominium LLC and GTA-IB Management LLC (collectively the “Seller”) pursuant to the Asset Purchase Agreement date June 25, 2007 (the “APA”).

As a part of the purchase, the Company assumed control and operation of the Rental Pool Lease Operations (the “Rental Pool”) which is a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort; an average of 475 units or 600 hotel rooms participate at any given time. The Rental Pool obligated the Seller to make quarterly distributions of a percentage of room revenues under the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “Master Lease” or “MLA”). The MLA also entitled Participating Owners to 50% reimbursement of the refurbishment costs of their units during Phase I through IV and 25% for Phase V refurbishments (the “Refurbishment Program”). Obligations in connection with the Refurbishment Program, along with all other obligations under the Master Lease, were assumed upon the closing of the APA.

The purchase price paid by the Buyer to the Seller was approximately $35,000,000 in cash, plus (a) $4,000,000 which was used to settle certain obligations of the Resort at closing, and (b) the assumption of Rental Pool refurbishment obligations of $4,734,135, capital lease obligation of $1,038,654, and certain other liabilities. The purchase price was subject to certain post-closing working capital adjustments, as set forth in the APA.

The purchase described above, pursuant to which the Company took title to the Resort, was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, the Company, with the assistance of its independent financial advisor, recorded the tangible and identified intangible assets of the Resort at their respective fair values. The long-term liabilities of the Resort were stated at their fair value based on net present value calculations.

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

2. Summary of Significant Accounting Policies

We have generally adopted the accounting policies of the Predecessor. Unless specifically stated, the accounting policies described below are the accounting policies of both the Successor and the Predecessor, which do not differ during all periods presented. Certain prior year balances may have been reclassified to conform to December 31, 2007 presentations.

Basis of Presentation - As described above, under the terms of the APA, dated June 25, 2007, we acquired the assets and operations of the Innisbrook Resort and Golf Club on July 16, 2007 and became the successor entity to the Resort. The accompanying financial statements include the results of operations and cash flows of the Successor from the date of its inception on July 16, 2007 through December 31, 2007. Prior to the acquisition described above, the Resort was owned and operated by GTA-IB, LLC, (the “Predecessor”). The accompanying balance sheet as of December 31, 2006 and unaudited statements of operations and cash flows for the period January 1, 2007 to July 15, 2007 and the year ended December 31, 2006 are those of the Predecessor.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements include our belief that our long-lived assets, including intangibles, are recoverable. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term. Future results could be materially affected if actual results differ from these estimates and assumptions.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable, accounts payable and long-term obligations. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management’s estimates in determining the level of allowance for doubtful accounts. Overall financial strategies are reviewed periodically.

The Company places its cash with high credit quality financial institutions. Cash balances with these financial institutions may exceed the amount insured by the FDIC.

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

Liquidity - Subsequent to the acquisition of the Resort, the Company entered into various construction contracts in connection with a substantial renovation of the Resort property. The renovations were substantially completed in June 2009 and resulted in additional improvements of property, buildings and equipment of approximately $21,000,000, which was funded through contributions made by the sole member. We expect that cash on hand, cash available from operations and funding from our sole member or affiliates’ current cash reserves will be sufficient to fund our operations for the foreseeable future.

Revenue Recognition and Deferred Revenue - Revenue from rooms, green fees, food and beverage sales and other merchandise sales are generally recognized at the time of sale. Membership dues and annual fees are recognized ratably over the applicable period. The following table sets forth the percentage of the Resort’s total revenues attributable to the categories listed:

	Successor	Predecessor
	For the Period July 16, 2007 to December 31, 2007	For the Period January 1, 2007 to July 15, 2007	For the year ended December 31, 2006
		(Unaudited)
Revenues
Rental pool revenues	23.1%	29.1%	31.3%
Resort facilities and other resort revenue	76.9%	70.9%	68.7%

Total	100.0%	100.0%	100.0%

The membership initiation fees at the Resort are nonrefundable and are initially recorded when received as deferred revenue and amortized over the average life of a membership which, based on historical information is deemed to be ten years for full golf members and five years for resort and executive memberships.

Accounts Receivable Trade, net - Accounts receivable trade represent amounts due from our membership, resort guests and companies or individuals that held conferences or group stays at the Resort, net of the allowance for doubtful accounts. The Company performs credit evaluations of its membership’s financial condition. Companies with a recent prior direct billing positive history with the Resort are granted credit for billing. If companies have not been to the Resort within the past two years, an updated credit evaluation is conducted. Terms are negotiable by group contract, but invoices are typically due 30 days from the receipt of invoice.

The Company’s management reviews accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be uncollectible is included in the allowance for doubtful accounts. The balance in the allowance for doubtful accounts was $14,605 and approximately $16,000 as of December 31, 2007 and 2006, respectively. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

Inventories and Supplies - Inventories and supplies are recorded at the lower of cost, on a first-in, first-out basis, or market.

Property, Buildings, and Equipment, net - Property and equipment are stated at cost less accumulated depreciation. The Company capitalizes any asset purchase of $1,000 or more and having an estimated useful life of at least three years. Depreciation is recorded using the straight line basis over the estimated useful lives of the assets. Estimated useful lives are presented in the following table:

Category	Average Lives (in Years)
Buildings	40

Land improvements	20

Machinery and equipment	3 to 10

Assets recorded under capital leases	3 to 4

Costs of maintenance and repairs of property and equipment used in operations are charged to expense as incurred, while renewals and betterments are capitalized. When property and equipment are replaced, retired or otherwise disposed of, the costs are deducted from the asset and accumulated depreciation accounts. Gains or losses on sales or retirements of equipment are recorded in income.

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

Intangibles - The Company evaluates intangible assets for impairment annually or if a significant event occurs or circumstances change in accordance with SFAS No. 144 – Accounting for the Impairment or Disposal of Long Lived Assets. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant negative industry or economic trends. During 2007, the Company completed its annual intangible impairment assessment, and based on the results, the Company determined that no impairment of intangible assets existed at December 31, 2007.

Advertising - Advertising costs are expensed as incurred. Advertising costs for the respective periods were as follows:

	Successor	Predecessor
	July 16 through December 31, 2007	January 1 through July 15, 2007 (Unaudited)	For the year ended December 31, 2006
Advertising expenses	$390,611	$469,000	$1,173,000

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

Reclassifications - Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Income Taxes - The Company is a single-member limited liability company. The Company has not elected to be taxed as a corporation; therefore, no provision or liability for federal or state income taxes has been included in the accompanying financial statements.

Recently Issued Accounting Pronouncements - The Financial Accounting Standards Board has recently issued several Financial Accounting Standards. The following pronouncements have been issued since the end of the period covered by these financial statements:

Pronouncement	Issued	Title
SFAS 157	September 2006	Fair Value Measurements
SFAS 158	September 2006	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)
SFAS 159	February 2007	The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115
SFAS 141 (revised)	December 2007	Business Combinations
SFAS 160	December 2007	Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51
SFAS 161	March 2008	Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133
SFAS 162	May 2008	The Hierarchy of Generally Accepted Accounting Principles
SFAS 163	May 2008	Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60
SFAS 164	May 2009	Not-For-Profit Entities: Mergers and Acquisitions
SFAS 165	May 2009	Subsequent Events
SFAS 166	June 2009	Accounting for Transfers of Financial Assets
SFAS 167	June 2009	Amendments to FASB Interpretation No. 46(R)
SFAS 168	June 2009	The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162
FIN 47	March 2005	Accounting for Conditional Asset Retirement Obligations.
FIN 48	June 2006	Accounting for Uncertainty in Income Taxes.

Management does not anticipate that the new accounting pronouncements listed above will have a material impact on the Company’s financial statements.

3. Accounts Receivable

	December 31, 2007 (Successor)	December 31, 2006 (Predecessor)
Trade accounts receivable	$1,880,311	$2,131,000
Less allowance for bad debts	(14,605)	(16,000)
Other receivables	372,343	354,000

	$2,238,049	$2,469,000

4. Property, Buildings, and Equipment

Property, buildings and equipment as of December 31, 2007 and 2006 consists of the following:

	December 31,
Category	2007 Successor	2006 Predecessor
Land and land improvements	$12,803,032	$9,520,000
Buildings	13,859,939	14,734,000
Machinery and equipment	2,533,424	6,761,000
Construction in progress	3,509,809	—

	32,706,204	31,015,000
Less accumulated depreciation	(721,208)	(3,735,000)

	$31,984,996	$27,280,000

Included in machinery and equipment is certain equipment including golf course maintenance equipment, vehicles and telecommunications equipment that are recorded under capital leases and that have a net book value at December 31, 2007 and 2006 of approximately $768,697 and approximately $793,000, respectively. Depreciation expense amounted to $721,208 for the period July 16, 2007 (inception) through December 31, 2007 (Successor), $994,000 for the period January 1, 2007 to July 15, 2007 (predecessor-unaudited), and approximately $1,628,000 for the year ended December 31, 2006 (Predecessor).

At December 31, 2006, the Predecessor’s property, buildings and equipment included three condominiums having a net book value of $783,593, which were sold to an affiliate and are not included within the Successor’s financial statements.

5. Intangibles and Other Assets

Intangible assets represent the fair value of the following contractual relationships acquired in connection with the acquisition of the Resort, which was effective on July 16, 2007 as described in Note 1 and include the following: the trademark and trade name of “Innisbrook;” the Rental Pool; the guest room bookings; the club memberships; and the water contract that provides irrigation water for the golf courses at no charge up to certain specified levels. The intangible assets are being amortized over the specific term or benefit period of each related contract.

		December 31,
Intangible Assets	Amortization Period	2007 Successor	2006 Predecessor
Water Contract	None since renewable in perpetuity	$2,030,000	$2,300,000
Rental Pool	53.5 months	9,481,717	9,870,000
Guest Bookings	36 months	1,378,000	1,100,000
Club Memberships	41.5 months	1,268,000	4,400,000
Trade Name	None since renewable in perpetuity	2,300,000	2,500,000

		16,457,717	20,170,000
Less accumulated amortization		(1,353,332)	(5,264,000)

		$15,104,385	$14,906,000

Amortization expense amounted to $1,353,332 for the period July 16, 2007 (inception) through December 31, 2007 (Successor). Amortization for the predecessor owner was approximately $914,000 for the period January 1, 2007 to July 15, 2007 (unaudited) and approximately $1,729,000 for the year ended December 31, 2006 (Predecessor).

Anticipated amortization expense for the next five years is summarized as follows:

Year	Principal
2008	$2,953,000
2009	2,953,000
2010	2,742,000
2011	2,127,000
2012	—

Total	$10,775,000

At December 31, 2006, other assets of the predecessor owner included approximately $1,490,000 attributable to the predecessor’s interest in the net proceeds from the sale of a parcel of land (specifically referred to as parcel F) located within the Resort.

6. Other Payables and Accrued Expenses

Other payables and accrued expenses consist of the following:

	December 31,
	2007 Successor	2006 Predecessor
Rental pool lease distribution payable	$744,385	$831,000
Other	955,889	932,000

	$1,700,274	$1,763,000

7. Master Lease Refurbishment Obligation

On July 16, 2007, the Company recorded a liability of $4,734,135 for the refurbishment program pursuant to the master lease agreement, or MLA, of the Rental Pool. This liability represented the Company’s obligation to pay to the various participants in the Rental Pool an amount equal to 50% of the cost to refurbish their respective units, and was recorded at the then net present value. Principal and interest payments are due quarterly over the repayment period of the program, beginning with the first quarter of 2005 and ending with the fourth quarter of 2009. Interest on this liability accrues at a rate of 5% and is paid quarterly.

In addition, the Company agreed to provide a refurbishment reimbursement to the respective condominium owners for units placed into the Rental Pool during 2005. The owners of these units will be paid 25% of their refurbishment investment, with interest at 2.5% per annum. The owners of these units currently receive interest and will receive principal payments beginning in 2008 and ending in 2012 for total principal payments of approximately $113,000.

The corresponding benefit to the Resort from the MLA refurbishment program was included in the valuation of the rental pool intangible asset which is being amortized over the term of the current master lease agreement that expires in 2011. Minimum future payments on the MLA refurbishment program are as follows:

Year	Amount
2008	$1,769,177
2009	2,163,821
2010	22,632
2011	28,290
Thereafter	33,948

$4,017,868

Our obligation to reimburse the Rental Pool Participants for their refurbishment expenses is contingent on the units remaining in the Rental Pool from the time of their refurbishment through the payout period. If the unit does not remain in the Rental Pool during the reimbursement periods discussed above, the owner or successor owner will forfeit any unpaid installments at the time the unit is removed from the Rental Pool.

8. Leases

The Company leases equipment under capital and operating leases. Lease expense amounted to $330,835 for the period July 16, 2007 (inception) through December 31, 2007 (Successor). Lease expense for the predecessor owner was approximately $160,000 for the period January 1, 2007 to July 15, 2007 (unaudited) and approximately $287,000 for the year ended December 31, 2006 (Predecessor). Future minimum lease payments under leases in excess of one year are as follows:

	Capital	Operating
2008	$465,477	$355,529
2009	238,005	355,529
2010	125,695	355,529
2011	123,963	334,343
2012	20,660	—

Subtotal	973,800	$1,400,930

Less amount representing interest	(121,323)

Total	$852,477

9. Westin Termination and Troon Supplemental Fee Obligations – Predecessor Owner

The Resort was previously managed by Westin Management Company South (“Westin”) through October 31, 2006, at which time, the predecessor owner and its parent had entered into an agreement (“the Termination Agreement”) to terminate such management services with Westin for a termination fee of approximately $5,594,000, which is included in current liabilities in the accompanying balance sheet of the predecessor as of December 31, 2006. Further, at December 31, 2006, the predecessor owner was obligated to Troon Golf, LLC (“Troon”) for a supplemental fee under a facilities management agreement pursuant to which Troon managed the golf operations of the Resort. As of December 31, 2006, the net present value of the predecessor’s obligation to Troon was approximately $800,000, which is included in current liabilities in the accompanying balance sheet of the predecessor. On February 22, 2007, the predecessor and its parent sent a notice of termination to Troon to terminate their services. The Resort and its golf operations were managed by the predecessor from the effective termination dates of the aforementioned agreements through July 16, 2007, the date the Resort was sold to Salamander Innisbrook, LLC. The Westin termination and Troon supplemental fee obligations were settled by the predecessor and its parent in connection with the closing of the sale of the Resort to Salamander Innisbrook, LLC effective July 16, 2007.

10. Commitments and Contingencies

Claims and Lawsuits

The Company is subject to claims and lawsuits in the normal course of operations. Management does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on the Company’s financial position and results of operations.

Employee Benefit Plans

The Company sponsors a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of the contributions of each employee. The successor company made matching contributions of approximately $46,000 for the period July 16, 2007 (inception) to December 31, 2007. The predecessor sponsored a separate plan and the owner made matching contributions of approximately $104,000 for the period January 1, 2007 to July 15, 2007 (unaudited) and $185,000 for the year ended December 31, 2006.

11. Rental Pool Operations

Historically, Golf Host Resort and the Company as Golf Host Resort’s successor, have offered several different Rental Pool programs to the condominium owners. Effective January 1, 2002, GHR offered a new Master Lease Agreement (“NMLA”) which permitted all Rental Pool participants the opportunity to convert to the new agreement. Each condominium owner may elect to participate in either the NMLA or continue with a prior agreement. If an owner elected to participate in the NMLA, the owner is prohibited from returning to the any previous agreement. Effective January 1,

2003, all but one Rental Pool participant elected to convert to the NMLA. As of January 1, 2004, all condominium owners participating in the rental pool are participating pursuant to the NMLA. The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook Rental Pool participants and 60% to the Company. In addition, the Company has agreed, as part of the NMLA, to reimburse Rental Pool participants in the NMLA for up to 50% of actual unit refurbishment costs beginning in 2005 through 2009, so long as the Rental Pool participation threshold, as defined, is maintained (see Note 7). In addition, for any unit refurbished and placed in the Rental Pool operation during 2005, the Company must reimburse the owner for 25% of the refurbishment costs plus interest at 2.5% per annum. Should the Company elect to terminate the NMLA before its expiration in 2011, all unpaid balances of refurbishment costs and related interest would be due and payable to the Participants.

12. Related Party Transactions

For the period July 16, 2007 (inception) to December 31, 2007, the Company (successor) paid management fees to an affiliate of approximately $383,000.

The accompanying financial statements of the predecessor owner as of December 31, 2006 reflect an amount due to the predecessor’s parent of approximately $42,343,000, which consisted of approximately $39,240,000 related to a non-interest bearing mortgage note and approximately $3,103,000 in advances payable to the predecessor’s parent.

13. Subsequent Events

The renovations at the Resort are now complete. Each of the Resorts’ owned buildings have received major upgrades and improvements. One of our former clubhouses, The Osprey, is now our reception center which includes the Market Salamander and Grille along with retail golf. The Island golf course was completely renovated including irrigation systems, tees, greens and shelters. We are in current negotiations with the LPGA to host an event during the fall season on this course.

In the first quarter 2009, a new jewel was added to our property, the Indaba Spa. The facility includes twelve treatment rooms (including one couple’s room, two body and two facial), a full service salon offering hair, and makeup, manicures and pedicure services. The facility also houses a men’s and women’s steam room and a Jacuzzi for the women. The fitness center includes state of the arts equipment including Techno Gym full body circuit and ten cardio pieces of equipment.

RENTAL POOL LEASE OPERATION—HISTORICAL SUMMARY

The following financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the years ended December 31, 2007 and 2006.

The operation of the Rental Pool is tied closely to the Resort operations. The Rental Pool Master Lease Agreements provide for a quarterly distribution of a percentage of the Company’s room revenues to participating condominium owners (“Participants”), as defined in the agreements (see Note 1 of the Rental Pool Lease Operation financial statements). Because the Rental Pool participants share in a percentage of the Company’s room revenues, the condominium units allowing Rental Pool participation are deemed to be securities. However, there is no market for such securities other than the normal real estate market. Since the security is real estate, no dividends have been paid or will be paid.

The Company is filing this report as the “successor issuer” to GTA-IB, LLC pursuant to Rule 15d-5 promulgated under the Exchange Act, as described in the Form 8-K that the Company filed on November 15, 2007.

The Company is a single-member limited liability company, wholly owned by Salamander Farms, LLC. There is no established market for the Company’s membership interests.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of Salamander Innisbrook, LLC and

the Lessors of the Innisbrook Rental Pool Lease Operation:

We have audited the balance sheets (comprised of the Distribution Fund and the Maintenance Escrow Fund) of the Innisbrook Rental Pool Lease Operation (“Rental Pool”) as of December 31, 2007, and the related statements of operations and changes in participants’ fund balances for the year then ended. These financial statements are the responsibility of the Rental Pool’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Rental Pool as of December 31, 2006 and for the years ended December 31, 2006 and 2005, were audited by other auditors whose report dated March 30, 2007 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Rental Pool is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Rental Pool’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2007 financial statements referred to above present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation at December 31, 2007, and the results of its operations and changes in the participants’ fund balance for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Kingery & Crouse, P.A.

August 14, 2009

Innisbrook Rental Pool Lease Operation

Balance Sheets—Distribution Fund

	December 31,
	2007	2006
Assets
Receivable from Salamander Innisbrook, LLC for distribution	$744,386	$—
Receivable from GTA-IB, LLC for distribution	—	845,449
Interest receivable from maintenance escrow fund	27,796	26,541

Total assets	$772,182	$871,990

Liabilities and participants’ fund balance
Due to participants for distribution	$566,902	$660,155
Due to maintenance escrow fund	205,280	211,835

Total liabilities and participants’ fund balances	$772,182	$871,990

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheets—Maintenance Escrow Fund

	December 31,
	2007	2006
Assets
Cash	$344,346	$234,274
Certificates of deposit	1,805,000	1,900,000
Receivable from distribution fund	205,280	211,835
Supplies inventory	—	24,560
Interest receivable	36,101	34,552

Total assets	$2,390,727	$2,405,221

Liabilities and participants’ fund balances
Accounts payable	$103,028	$20,844
Interest payable to distribution fund	27,796	26,541

Total liabilities	130,824	47,385
Carpet care reserve	74,246	74,891
Participants’ fund balances	2,185,657	2,282,945

Total liabilities and participants’ fund balances	$2,390,727	$2,405,221

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Operations—Distribution Fund

	For the years ended December 31,
	2007	2006	2005
Gross revenues	$10,154,318	$13,089,070	13,071,774

Deductions:
Agents’ commissions	328,720	528,254	598,321
Credit card fees	248,699	302,460	309,696
Resort fees	—	303,955	89,773
Audit fees	25,000	25,000	25,000
Uncollectible room rents	1,796	41,609	28,253
Linen replacement	55,438	133,946	153,081
Rental pool complimentary fees	2,574	2,411	4,947

	662,227	1,337,635	1,209,071

Net revenues	9,492,091	11,751,435	11,862,703
Management fee	(5,695,254)	(7,050,860)	(7,117,622)

Income available for distribution	3,796,837	4,700,575	4,745,081
Adjustments to income available for distribution:
General pooled expenses, net of reimbursements	(5,427)	(9,883)	(3,275)
Corporate complimentary occupancy fees	27,149	29,558	21,177
Interest income/(expense)	(12,099)	(12,099)	(12,177)
Associate room fees	52,626	143,668	161,749
Occupancy fees	(952,476)	(1,231,804)	(1,394,757)
Advisory committee expenses	(206,683)	(186,305)	(199,478)

Net income available for distribution	2,699,927	3,433,710	3,318,320
Adjustments to net income available for distribution:
Occupancy fees	952,476	1,231,804	1,394,757
Hospitality suite fees	3,565	4,559	8,989

Amount available for distribution to participants	$3,655,968	$4,670,073	$4,722,066

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balance—Distribution Fund

	For the years ended December 31,
	2007	2006	2005
Balance, beginning of year	$—	$—	$—
Additions:
Amounts available for distribution to participants	3,655,968	4,670,073	4,722,066
Interest earned from maintenance escrow fund	109,093	93,316	56,603
Reductions:
Amounts withheld for maintenance escrow fund	(857,233)	(1,108,627)	(1,255,285)
Amounts accrued or paid to participants	(2,907,828)	(3,654,762)	(3,523,384)

Balance, end of year	$—	$—	$—

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balances—Maintenance Escrow Fund

	For the years ended December 31,
	2007	2006	2005
Balance, beginning of year	$2,282,945	$1,975,395	$1,998,147
Additions
Amounts withheld from occupancy fees	857,233	1,108,627	1,255,285
Interest earned	109,093	93,316	56,603
Charges to participants to establish or restore escrow balances	205,424	380,961	379,531
Reductions:
Maintenance charges	(1,040,596)	(910,670)	(1,391,284)
Carpet care reserve deposit	(37,251)	(55,452)	(60,417)
Interest accrued or paid to distribution fund	(109,093)	(93,316)	(56,603)
Refunds to participants due under lease agreements	(82,098)	(215,916)	(205,867)

Balance, end of year	$2,185,657	$2,282,945	$1,975,395

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

NOTE 1 – NATURE OF THE RENTAL POOL LEASE OPERATION AND AGREEMENTS

Overview - The Innisbrook Rental Pool Lease Operation (the “Rental Pool”) consists of condominiums located on the premises of the Innisbrook Resort and Golf Club (the “Company”, “Resort” or “Innisbrook”), which are leased by their owners (the “participants”) to Innisbrook for the purpose of making such units available for resort accommodations. On July 16, 2007, the Resort was acquired by Salamander Innisbrook, LLC, which is wholly owned by Salamander Farms, LLC, from the former owner, GTA-IB, LLC. As a result, the Rental Pool is currently administered by Salamander Innisbrook, LLC.

The Rental Pool operation is highly dependent upon the operations of the Innisbrook Resort, and likewise, the Resort is also dependent upon the continued participation of condominium owners in the Rental Pool. Additionally, the Rental Pool and Resort are both impacted by the general economic conditions related to the destination resort industry.

Rental Pool Agreements - The Rental Pool operates under the provisions of a Master Lease Agreement (the “MLA” or “Agreement”), which became effective January 1, 2004, matures in the year 2011, and replaced all lease agreements previously in existence. Under the terms of the Agreement, each owner may elect to participate in the Rental Pool for the following year by signing and executing an Annual Lease Agreement (the “ALA”).

Under the Agreement, the Resort pays the owner a fee equal to 40% of the Adjusted Gross Revenues. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size, for each day unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

As part of the Master Lease Agreement, the former Resort owner, GTA-IB, LLC, had agreed to reimburse Rental Pool participants in the MLA for up to 50% of the actual unit refurbishment costs, plus interest at a rate of 5% per annum on such amount, beginning in 2002, so long as the minimum participation threshold as defined, is maintained. Salamander Innisbrook, LLC assumed the refurbishment obligations under the Agreement at the time of acquisition.

In addition, the Company agreed to provide a refurbishment reimbursement to the respective condominium owners for units placed into the Rental Pool during 2005. The owners of these units will be paid 25% of their refurbishment investment, with interest at 2.5% per annum. The owners of these units currently receive interest and will receive principal payments beginning in 2008 and ending in 2012 for total principal payments of approximately $113,000.

Nature of Accounts and Fund Balances - The Rental Pool consists of the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund’s balance sheet primarily reflect amounts receivable from the Company for the Rental Pool distribution payable to Participants and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect the calculation of pooled earnings, management fees and adjustments, as defined. The Maintenance Escrow Fund, which is managed by the Lessors’ Advisory Committee (“LAC”), reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed on behalf of Participants or amounts due from the Distribution Fund to meet minimum escrow requirements, fund the carpet care reserve and maintain the interior of the units.

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. This account provides funds for payment of amounts that are due from Participants under the Agreements for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $38,000, $35,000 and $36,000 for the years ended for 2007, 2006 and 2005, respectively.

The LAC invests the maintenance escrow funds on behalf of the Participants and in compliance with restrictions in the Agreements. The Lessors’ Advisory Committee consists of nine Participants elected to advise the Resort owner in Rental Pool matters and negotiate amendments to the lease agreement. Income earned on these investments is allocated proportionately to Participants’ Maintenance Escrow Fund accounts and paid quarterly.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The accounting records of the funds are maintained on the accrual basis of accounting.

Cash and Cash Equivalents - Cash consists of bank deposits which may, at times, exceed federally insured limits. No losses have been experienced in such accounts. The Rental Pool considers all short-term highly liquid investments with a maturity of less than a year to be cash equivalents.

Certificates of Deposit - The LAC invests amounts maintained in the maintenance escrow fund primarily in certificates of deposit held with various financial institutions. As of December 31, 2007, the certificates earned interest at rates ranging from 4.6% to 5.2% and have maturities ranging from one to nine months. As of December 31, 2007, accrued interest earned amounted to $36,101 and is included in the accompanying financial statements of the maintenance escrow fund. At December 31, 2007 and 2006, the cost of these investments approximates fair value.

Revenue Recognition - Revenue from Resort operations is recognized as the related service is performed.

Accounts Receivable - Receivables are presented net of any allowances for uncollectible amounts. At December 31, 2007, all receivables were collected subsequent to December 31, 2007. As such, no allowance is considered necessary.

Use of Estimates - The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes - No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrue to the participants.

NOTE 3 - RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid Innisbrook approximately $665,000 and $555,500 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2007 and 2006, respectively.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums which were acquired from the former owner. Its condominiums participated in the Rental Pool under the MLA in the same manner as all other Rental Pool participants.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Organization of Salamander Innisbrook LLC

14.1	Code of Business conduct

24.1	Powers of Attorney

31.1	Certification of the Registrant’s President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMANDER INNISBROOK, LLC

Date: August 14, 2009	By:	/s/ Chuck Pomerantz
Chuck Pomerantz
Vice President and Managing Director

Date: August 14, 2009	By:	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer