Form 10-Q
period 2008-03-31
Salamander Innisbrook, LLC
filed 2009-08-17
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The Rental Pool operated by the Registrant has 612 Participants.

INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Salamander Innisbrook, LLC

Condensed Balance Sheets at March 31, 2008 (Successor) (Unaudited) and December 31, 2007 (Successor)	4
Condensed Statements of Operations and Changes in Member’s Equity (Unaudited) for the three months ended March 31, 2008 (Successor) and 2007 (Predecessor)	5
Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2008 (Successor) and 2007 (Predecessor)	6
Notes to Condensed Financial Statements (Unaudited)	7

Innisbrook Rental Pool Operation

Condensed Balance Sheets at March 31, 2008 (Unaudited) and December 31, 2007	9
Condensed Statements of Operations for the three months ended March 31, 2008 and 2007 (Unaudited)	10
Condensed Statements of Changes in Participants’ Fund Balance for the three months ended March 31, 2008 and 2007 (Unaudited)	11
Notes to Condensed Financial Statements (Unaudited)	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1 A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other information	15
Item 6. Exhibits	15

Signature	16
EX-31.1	17
EX-31.2	18
EX-32.1	19
EX-32.2	20

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

S ALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash	$3,217,411	$2,195,089
Accounts receivable trade, net	3,522,223	2,238,049
Inventories and supplies	1,016,438	988,235
Prepaid expenses and other	441,821	741,801
Deposits and other assets	260,115	260,115

Total current assets	8,458,008	6,423,289

Property, buildings and equipment, net	33,269,207	31,984,996
Intangibles, net	14,366,204	15,104,385
Other assets	141,374	84,397

Total assets	$56,234,793	$53,597,067

Liabilities and Member’s Equity

Current liabilities:
Accounts payable	$1,950,835	$1,441,114
Accrued liabilities	3,918,231	2,712,808
Deposits and deferred revenue	2,355,623	2,222,467
Current portion of long-term refurbishment	1,877,274	1,769,177
Current portion of capital lease obligations	319,094	399,141

Total current liabilities	10,421,057	8,544,707

Due to affiliates	662,546	—
Deferred revenue	559,301	322,126
Refurbishment obligation, net of current portion	1,714,971	2,248,691
Capital lease obligations, net of current portion	404,702	453,336

Total liabilities	13,762,577	11,568,860

Member’s equity	42,472,216	42,028,207

Total liabilities and member’s equity	$56,234,793	$53,597,067

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended March 31,
	2008 (Successor)	2007 (Predecessor)

Resort revenues	$13,074,193	$14,366,000

Costs and expenses:
Operating costs and expenses	5,381,086	10,640,000
General and administrative	5,945,830	1,120,000
Depreciation and amortization	1,229,838	536,000

Total costs and expenses	12,556,754	12,296,000

Income before interest	517,439	2,070,000

Interest expense, net	73,430	260,000
Other expense	—	59,000

Net income	444,009	1,751,000
Member’s equity (deficit), beginning of period	42,028,207	(13,351,000)

Member’s equity (deficit), end of period	$42,472,216	$(11,600,000)

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2008 (Successor)	2007 (Predecessor)
Cash flows from operating activities:
Net income	$444,009	$1,751,000
Adjustments to reconcile net income to net cash provided by operating activities: by operating activities:
Provision for bad debt expense	15,500	38,000
Depreciation and amortization	1,229,838	866,000
Non-cash interest	—	161,000
Other changes in operating assets and liabilities	1,663,147	(1,194,000)

Net cash provided by operating activities	3,352,494	1,622,000

Cash flows from investing activities:
Capital expenditures	(1,775,868)	(136,000)

Cash flows from financing activities:
Repayment of capital lease obligations	(128,681)	(448,000)
Repayment of refurbishment obligation	(425,623)	—

Net cash used in financing activities	(554,304)	(448,000)

Net increase in cash	1,022,322	1,038,000

Cash at beginning of period	2,195,089	932,000

Cash at end of period	$3,217,411	$1,970,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$74,300	$98,000
Non-cash investing and financing activities:
Assets acquired through capital leases	$—	$498,000

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of business

On July 16, 2007, Salamander Innisbrook, LLC (the “Company”, “we”, or the “Successor”), together with its affiliates, Salamander Innisbrook Securities, LLC. and Salamander Innisbrook Condominium, LLC, completed the purchase of the Innisbrook Resort and Golf Club (the “Resort”) and all of the equity interest in Golf Host Securities, Inc. from Golf Trust of America, Inc and its subsidiaries and affiliates. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 612 condominium owners participate in a rental pool (the “Rental Pool”) operated by the Company.

Basis of presentation

As described above, under the terms of the Asset Purchase Agreement, dated June 25, 2007, we acquired the assets and operations of the Innisbrook Resort and Golf Club on July 16, 2007 and became the successor entity to the Resort. The accompanying unaudited condensed financial statements include the results of operations and cash flows of the Successor for the three months ended March 31, 2008. Prior to the acquisition described above, the Resort was owned and operated by GTA-IB, LLC, (the “Predecessor”) to the Resort. The accompanying unaudited condensed statements of operations and cash flows for the three months ended March 31, 2007 are those of the Predecessor.

The accompanying condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these condensed financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Note 2. Accounts Receivable

	March 31, 2008	December 31, 2007
	(Unaudited)

Trade accounts receivable	$3,186,499	$1,880,311
Less allowance for bad debts	(30,105)	(14,605)
Other receivables	365,829	372,343

	$3,522,223	$2,238,049

Note 3. Property, Buildings and Equipment

	March 31, 2008	December 31, 2007
	(Unaudited)

Land and land improvements	$12,803,032	$12,803,032
Buildings	13,859,939	13,859,939
Furniture, fixtures and equipment	2,533,424	2,533,424
Construction in Progress	5,285,677	3,509,809

	34,482,072	32,706,204
Less accumulated depreciation	(1,212,865)	(721,208)

	$33,269,207	$31,984,996

Subsequent to the acquisition of the Resort, the Company entered into various construction contracts in connection with a substantial renovation of the Resort property. The renovations were substantially completed in June 2009 and resulted in additional improvements of property, buildings and equipment of approximately $21,000,000, which was funded through contributions made by the sole member.

Note 4. Intangibles

Intangible assets represent the value of contractual arrangements assumed as of July 16, 2007, including trade names, water contract, rental pool, club memberships and future bookings. The intangible assets are being amortized over the specific term or benefit period of each related contract.

Note 5. Long-term Obligations

Leases —Leases, which transfer substantially all of the benefits and risks of ownership of property, are classified as capital leases. Assets and liabilities are recorded at amounts equal to the present value of the minimum lease payments at the beginning of the lease term. Interest expense relating to the lease liabilities is recorded to affect constant rates of interest over the terms of the leases.

Leases, which do not transfer substantially all of the benefits and risks of ownership of property, are classified as operating leases, and the related rentals are charged to expense as incurred.

Master Lease Refurbishment Program – On July 16, 2007, the Company assumed a liability to certain condominium owners under the refurbishment program committed to in the Rental Pool Master Lease Agreement (“MLA”). The liability of $3,592,245 represents the Company’s obligation to pay certain Rental Pool participants an amount equal to 25% or 50% of the cost to refurbish their respective units. Principal and interest payments are due quarterly for the five year repayment period of the program.

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

INNISBROOK RENTAL POOL OPERATION

CONDENSED BALANCE SHEETS

DISTRIBUTION FUND

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Receivable from Salamander Innisbrook, LLC	$1,479,128	$744,386
Interest receivable from Maintenance Escrow Fund	22,747	27,796

	$1,501,875	$772,182

Liabilities and Participants’ Fund Balance
Due to participants for distribution	$1,197,406	$566,902
Due to Maintenance Escrow Fund	304,469	205,280

	$1,501,875	$772,182

MAINTENANCE ESCROW FUND

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash	$234,431	$344,346
Cash equivalents	1,995,000	1,805,000
Receivable from Distribution Fund	304,469	205,280
Interest receivable	17,420	36,101

	$2,551,320	$2,390,727

Liabilities and Participants’ Fund Balance
Accounts payable	$66,379	$103,028
Interest payable to Distribution Fund	22,747	27,796
Carpet care reserve	83,007	74,246
Participants’ fund balances	2,379,187	2,185,657

	$2,551,320	$2,390,727

See accompanying notes to financial statements

INNISBROOK RENTAL POOL OPERATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2008	2007

Gross Revenues	$3,981,659	$4,550,068

Deductions:
Agents’ commissions	124,950	202,910
Credit card fees	112,285	103,970
Audit fees	11,250	6,250
Uncollectible room rents	—	806
Linen replacements	10,529	33,739
Rental pool complimentary fees	2,404	601

	261,418	348,276

Adjusted Gross Revenues	3,720,241	4,201,792

Amount Retained by Lessee	(2,232,144)	(2,521,075)

Gross Income Distribution	1,488,097	1,680,717

Adjustments to gross income distribution:
General pooled expense	(1,443)	(1,426)
Corporate complimentary occupancy fees	10,631	6,135
Interest	(3,025)	(3,025)
Occupancy fees	(338,298)	(336,603)
Advisory Committee expenses	(33,456)	(57,260)

Net income distribution	1,122,506	1,288,538

Adjustments to net income distribution:
Occupancy fees	338,298	336,603
Hospitality suite fees	2,448	1,952
Associate room fees	15,876	10,290

Available for distribution to participants	$1,479,128	$1,637,383

See accompanying notes to financial statements.

INNISBROOK RENTAL POOL OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2008	2007

Balance, beginning of period	$—	$—

Additions:
Amounts available for distribution	1,479,128	1,637,383
Interest received or receivable from Maintenance Escrow Fund	22,747	26,791
Reductions:
Amounts withheld for Maintenance Escrow Fund	(304,469)	(302,944)
Amounts accrued or paid to participants	(1,197,406)	(1,361,230)

Balance, end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended March 31,
	2008	2007

Balance, beginning of period	$2,185,657	$2,282,945

Additions:
Amounts withheld from occupancy fees	304,469	302,944
Interest earned	22,747	26,791
Charges to participants to establish or restore escrow balances	170,752	44,940
Reductions:
Maintenance charges	(240,102)	(296,826)
	—	—
Carpet care reserve deposit	(11,841)	(14,547)
Interest accrued or paid to Distribution Fund	(22,747)	(26,791)
Refunds to participants as prescribed by the master lease agreements	(29,748)	(19,802)

Balance, end of period	$2,379,187	$2,299,654

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

General

The Company operates Innisbrook Resort and Golf Club (the “Resort”) in Innisbrook, Florida, which contains 1216 condominium units of which all have been sold to third parties or to affiliates of the Company. The majority of the condominium units, 608, are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses; the remainder of the condominium units is owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a fitness center, swimming pools, conference center facilities as well as administrative offices.

The discussion that follows of Results of Operations is in the following sections:

•	Results of operations for the three months ended March 31, 2008 (successor);

•	Results of operations for the three months ended March 31, 2007 (predecessor).

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

Three months ended March 31, 2008

The information contained in this section is that of the successor, Salamander Innisbrook, LLC, for the three months ended March 31, 2008.

For the period ended March 31, 2008 (unaudited)

Resort revenues	$13,074,193	100.0%
Costs and Expenses :
Operating costs and expenses	5,381,086	41.2%
General and administrative	5,945,830	45.5%
Depreciation and amortization	1,229,838	9.4%
Total costs and expenses	12,556,754	96.0%
Income before interest	517,439	4.0%
Interest expense, net	73,430	0.6%
Net income	444,009	3.4%

Resort revenue was $13,074,193, which was slightly down from historical trends; however occupied room nights were up. The decline in average rate and revenue during this time was primarily the result of the Resort’s poor booking pace prior to the transition time and the minimum backlog of reservations on the books upon acquisition. During this transition time, the Resort is experiencing very short booking windows for all transient and golf package bookings. The booking lead activity appears to be strong for smaller, short-term group bookings for the third and fourth quarter of 2008. Most of the larger group demand appears to be focused on the first and second quarters of 2009, with late January and early February demand being driven by the upcoming 2009 Super Bowl.

Three months ended March 31, 2007

The information contained in this section is that of our predecessor, GTA-IB, LLC, for the three months ended March 31, 2007.

For the period ended March 31, 2007 (unaudited)

Resort revenues	$14,366,000	100.0%
Costs and Expenses :
Operating costs and expenses	10,640,000	74.1%
General and administrative	1,120,000	7.8%
Depreciation and amortization	536,000	3.7%
Total costs and expenses	12,296,000	85.6%
Income before interest	2,070,000	14.4%
Interest expense, net	260,000	1.8%
Other expense	59,000	0.4%
Net income	1,751,000	12.2%

Resort Revenues for the period ended March 31, 2007 were approximately $14,366,000. Net income after the deduction for interest expense was 12.2% or $1,751,000.

Liquidity and Capital Resources

Future operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by cash generated by the Resort’s operations and its affiliates’ current cash reserves.

The operation of the Resort is not considered to be dependent on any individual of small group of customers, the loss of which could have a material adverse effect on the Company’s business or financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2008, our disclosure controls and procedures were not effective due to the lack of timely filing of this Form.

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

There have been no significant changes in our internal controls over financial reporting during the period ended March 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

SALAMANDER INNISBROOK, LLC (Registrant)

Date: August 14, 2009	/s/ Chuck Pomerantz
Chuck Pomerantz
Managing Director and Vice President

Date: August 14 , 2009	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer