Form 10-Q
period 2008-06-30
Salamander Innisbrook, LLC
filed 2009-08-17
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The Rental Pool operated by the Registrant has 611 Participants.

INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Salamander Innisbrook, LLC

Condensed Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007	4
Condensed Statements of Operations and Changes in Member’s Equity (Unaudited) for the three and six months ended June 30, 2008 (Successor) and 2007 (Predecessor)	5
Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2008 (Successor) and 2007 (Predecessor)	6
Notes to Condensed Financial Statements (Unaudited)	7

Innisbrook Rental Pool Operation

Condensed Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007	9
Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2008 and 2007	10
Condensed Statements of Changes in Participants’ Fund Balance (Unaudited) for the six months ended June 30, 2008 and 2007	11
Notes to Condensed Financial Statements (Unaudited)	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1 A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other information	16
Item 6. Exhibits	16

Signature	17
EX-31.1	18
EX-31.2	19
EX-32.1	20
EX-32.2	21

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash	$2,564,584	$2,195,089
Accounts receivable trade, net	2,022,456	2,238,049
Inventories and supplies	1,019,288	988,235
Prepaid expenses and other	203,970	741,801
Deposits and other assets	260,115	260,115

Total current assets	6,070,413	6,423,289

Property, buildings and equipment, net	35,070,647	31,984,996
Intangibles, net	13,628,023	15,104,385
Other assets	110,344	84,397

Total assets	$54,879,427	$53,597,067

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$1,456,545	$1,441,114
Accrued liabilities	2,953,502	2,712,808
Deposits and deferred revenue	2,163,417	2,222,467
Current portion of long-term refurbishment	1,926,481	1,769,177
Current portion of capital lease obligations	263,583	399,141

Total current liabilities	8,763,528	8,544,707

Due to affiliates	428,112	—
Deferred revenue	704,958	322,126
Refurbishment obligation, net of current portion	1,237,307	2,248,691
Capital lease obligations, net of current portion	363,167	453,336

Total liabilities	11,497,072	11,568,860

Member’s equity	43,382,355	42,028,207

Total liabilities and member’s equity	$54,879,427	$53,597,067

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Resort revenues	$9,370,608	$8,655,000	$22,444,801	$23,021,000

Costs and expenses:
Operating costs and expenses	4,378,084	8,600,000	9,759,171	19,240,000
General and administrative	5,064,656	840,000	11,010,485	1,960,000
Depreciation and amortization	1,229,838	566,000	2,459,676	1,102,000

Total costs and expenses	10,672,578	10,006,000	23,229,332	22,302,000
Income (loss) before interest	(1,301,970)	(1,351,000)	(784,531)	719,000
Interest expense, net	59,606	234,000	133,036	494,000
Other expense (income)	—	(191,000)	—	(132,000)

Net income (loss)	(1,361,576)	(1,394,000)	(917,567)	357,000
Member’s equity (deficit), beginning of period	42,472,216	(11,600,000)	42,028,207	(13,351,000)
Member contributions	2,271,715	—	2,271,715	—

Member’s equity (deficit), end of period	$43,382,355	$(12,994,000)	$43,382,355	$(12,994,000)

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2008	2007
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(917,567)	$357,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for bad debt expense	23,071	(55,000)
Depreciation and amortization	2,459,676	1,762,000
Non-cash interest	—	314,000
Other changes in operating assets and liabilities	1,681,372	(390,000)

Net cash provided by operating activities	3,246,552	1,988,000

Cash flows from investing activities:
Capital expenditures	(4,068,965)	(214,000)

Net cash used in investing activities	(4,068,965)	(214,000)

Cash flows from financing activities:
Member contributions	2,271,715	—
Repayment of capital lease obligations	(225,727)	(908,000)
Repayment of refurbishment obligations	(854,080)	—
Proceeds from debt	—	320,000

Net cash (used in) provided by financing activities	1,191,908	(588,000)

Net increase in cash	369,495	1,186,000
Cash at beginning of period	2,195,089	932,000

Cash at end of period	$2,564,584	$2,118,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$133,850	$180,000

Non-cash financing and investing activities:
Assets acquired through capital leases	$—	$498,000

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of business

On July 16, 2007, Salamander Innisbrook, LLC (the “Company”, “we”, or the “Successor”), together with its affiliates, Salamander Innisbrook Securities, LLC, and Salamander Innisbrook Condominium, LLC, completed the purchase of the Innisbrook Resort and Golf Club (the “Resort”) and all of the equity interest in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 611 condominium owners participate in a rental pool (the “Rental Pool”) operated by the Company.

Basis of presentation

As described above, under the terms of the Asset Purchase Agreement, dated June 25, 2007, we acquired the assets and operations of the Innisbrook Resort and Golf Club on July 16, 2007 and became the successor entity to the Resort. The accompanying unaudited condensed financial statements include the results of operations and cash flows of the Successor for the three and six months ended June 30, 2008. Prior to the acquisition described above, the Resort was owned and operated by GTA-IB, LLC, (the “Predecessor”) to the Resort. The accompanying unaudited condensed statements of operations and cash flows for the three and six months ended June 30, 2007 are those of the Predecessor.

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

Note 2. Accounts Receivable

	June 30, 2008	December 31, 2007
	(Unaudited)

Trade accounts receivable	$1,479,900	$1,880,311
Less allowance for bad debts	(17,309)	(14,605)
Other receivables	559,865	372,343

	$2,022,456	$2,238,049

Note 3. Property, Buildings and Equipment

	June 30, 2008	December 31,2007
	(Unaudited)

Land and land improvements	$12,803,032	$12,803,032
Buildings	13,859,939	13,859,939
Furniture, fixtures and equipment	2,533,424	2,533,424
Construction in Progress	7,578,774	3,509,809

	36,775,169	32,706,204
Less accumulated depreciation	(1,704,522)	(721,208)

	$35,070,647	$31,984,996

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

Master Lease Refurbishment Program - On July 16, 2007, the Company assumed a liability to certain condominium owners under the refurbishment program committed to in the Rental Pool Master Lease Agreement (“MLA”). The liability of $3,163,788, represents the Company’s obligation to pay certain Rental Pool participants an amount equal to 25% or 50% of the cost to refurbish their respective units. Principal and interest payments are due quarterly for the five year repayment period of the program.

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

INNISBROOK RENTAL POOL OPERATION

CONDENSED BALANCE SHEETS

DISTRIBUTION FUND

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Receivable from Salamander Innisbrook, LLC	$947,989	$744,386
Interest Receivable from Maintenance Escrow Fund	15,521	27,796

	$963,510	$772,182

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

Due to Participants for Distribution	$718,159	$566,902
Due to Maintenance Excrow Fund	245,351	205,280

	$963,510	$772,182

MAINTENANCE ESCROW FUND

ASSETS

Cash	$305,326	$344,346
Cash equivalents	2,090,000	1,805,000
Receivable from Distribution Fund	245,351	205,280
Interest receivable	11,025	36,101

	$2,651,702	$2,390,727

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

Accounts payable	$88,081	$103,028
Interest payable to Distribution Fund	15,521	27,796
Carpet care reserve	82,958	74,246
Participants’ fund balance	2,465,142	2,185,657

	$2,651,702	$2,390,727

See accompanying notes to financial statements

INNISBROOK RENTAL POOL OPERATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Gross Revenues	$2,593,145	$2,318,333	$6,574,804	$6,868,401

Deductions:
Agents’ commissions	96,358	41,800	221,308	244,710
Credit card fees	73,401	53,323	185,686	157,293
Audit fees	11,250	6,250	22,500	12,500
Uncollectible room rents	—	890	—	1,696
Linen replacements	12,309	12,055	22,838	45,794
Rental pool complimentary fees	4,716	451	7,120	1,052

	198,034	114,769	459,452	463,045

Adjusted Gross Revenues	2,395,111	2,203,564	6,115,352	6,405,356

Amount retained by Lessee	(1,437,066)	(1,322,138)	(3,669,211)	(3,843,213)

Gross Income Distribution	958,045	881,426	2,446,142	2,562,143

Adjustments to Gross Income Distribution:
General pooled expense	(2,786)	(318)	(4,229)	(1,744)
Corporate complimentary occupancy fees	11,296	3,398	21,927	9,533
Interest	(3,024)	(3,024)	(6,049)	(6,049)
Occupancy fees	(276,235)	(229,648)	(614,533)	(566,251)
Advisory Committee expenses	(33,525)	(47,747)	(66,981)	(105,007)

Net Income Distribution	653,771	604,087	1,776,277	1,892,625

Adjustments to Net Income Distribution:
Occupancy fees	276,235	229,648	614,533	566,251
Hospitality suite fees	1,470	900	3,918	2,852
Associate room fees	16,513	15,239	32,389	25,529

Available for Distribution to Participants	$947,989	$849,874	$2,427,117	$2,487,257

See accompanying notes to financial statements.

INNISBROOK RENTAL POOL OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Balance, beginning of period	$—	$—	$—	$—

Additions:
Amounts available for distribution	947,989	849,874	$2,427,117	$2,487,257
Interest received or receivable from Maintenance Escrow Fund	15,521	26,778	38,268	53,569
Reductions:
Amounts withheld for Maintenance Escrow Fund	(245,351)	(206,684)	(549,820)	(509,628)
Amounts accrued or paid to participants	(718,159)	(669,968)	(1,915,565)	(2,031,198)

Balance, end of period	$—	$—	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Balance, beginning of period	$2,379,187	$2,299,654	$2,185,657	$2,282,945

Additions:
Amounts withheld from occupancy fees	245,351	206,684	549,820	509,628
Interest earned	15,521	26,778	38,268	53,569
Charges to participants to establish or restore escrow balances	157,877	34,127	328,629	79,067
Reductions:
Maintenance charges	(285,185)	(206,536)	(525,287)	(503,362)
Carpet care reserve deposit	(9,590)	(9,186)	(21,431)	(23,733)
Interest accrued or paid to Distribution Fund	(15,521)	(26,778)	(38,268)	(53,569)
Refunds to participants as prescribed by the master lease agreements	(25,542)	(5,467)	(55,290)	(25,269)

Balance, end of period	$2,462,098	$2,319,276	$2,462,098	$2,319,276

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

General

The Company operates Innisbrook Resort and Golf Club (the “Resort”) in Innisbrook, Florida, which contains 1216 condominium units of which all have been sold to third parties or to affiliates of the Company. The majority of the condominium units, 610, are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses; the remainder of the condominium units is owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a fitness center, swimming pools, conference center facilities as well as administrative offices.

The discussion that follows of Results of Operations is in the following sections:

•	Results of operations for the period for the three months ended June 30, 2008 (successor);

•	Results of operations for the period for the three months ended June 30, 2007 (predecessor);

•	Results of operations for the period for the six months ended June 30, 2008 (successor);

•	Results of operations for the period for the six months ended June 30, 2007 (predecessor).

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

Results of operations for the period for the three months ended June 30, 2008 (successor)

The information contained in this section is that of the successor, Salamander Innisbrook, LLC, for the three months ended June 30, 2008 (unaudited).

For the period ended June 30, 2008 (unaudited)

Resort revenues	$9,370,608	100.0%
Costs and Expenses :
Operating costs and expenses	4,378,084	46.7%
General and administrative	5,064,656	54.0%
Depreciation and amortization	1,229,838	13.1%
Total costs and expenses	10,672,578	113.9%
Loss before interest	(1,301,970)	-13.9%
Interest expense, net	59,606	0.6%
Net loss	(1,361,576)	-14.5%

During this three-month period, the Resort revenue was $9,370,608 which fell short of historical figures due to the transition and planned closing of outlets for renovation. Packard’s, one of our larger restaurants, was under renovation during June and did not reopen until July. Much of the variance was attributable to the lack of higher-rated group business along with its related ancillary spend across property.

The Resort continues to experience very short booking windows as a result of the economy and weakening real estate market. The booking lead activity appears to be strong for smaller, short-term group bookings for the third and fourth quarter of 2008. Most of the larger group demand appears to be focused on the first and second quarters of 2009, with late January and early February demand being driven by the upcoming 2009 Super Bowl.

Results of operations for the period for the three months ended June 30, 2007 (predecessor)

The information contained in this section is that of our predecessor, GTA-IB, LLC, for the three months ended June 30, 2007.

For the period ended June 30, 2007 (unaudited)

Resort revenues	$8,655,000	100.0%
Costs and Expenses :
Operating costs and expenses	8,600,000	99.4%
General and administrative	840,000	9.7%
Depreciation and amortization	566,000	6.5%
Total costs and expenses	10,006,000	115.6%
Loss before interest and other	(1,351,000)	-15.6%
Other expense (income)	(191,000)
Interest expense, net	234,000	2.7%
Net loss	(1,394,000)	-16.1%

For the three month period ended June 30, 2007, resort revenues were approximately $8,655,000. Costs and Expenses were approximately $10,006,000 which was 115.6% of revenues resulting in a loss before interest and other revenue of $1,351,000 or -15.6% of revenues. Interest expense for the period was approximately $234,000, resulting in a net loss of approximately $1,394,000.

Results of operations for the period for the six months ended June 30, 2008 (successor)

The information contained in this section is that of the successor, Salamander Innisbrook, LLC, for the six months ended June 30, 2008.

For the six months ended June 30, 2008 (unaudited)

Resort revenues	$22,444,801	100.0%
Costs and Expenses :
Operating costs and expenses	9,759,171	43.5%
General and administrative	11,010,485	49.1%
Depreciation and amortization	2,459,676	11.0%
Total costs and expenses	23,229,332	103.5%
Loss before interest	(784,531)	-3.5%
Interest expense, net	133,036	0.6%
Net loss	(917,567)	-4.1%

For the six-month period ended June 30, 2008, resort revenues were approximately $22,444,801. Costs and Expenses were approximately $23,229,332 which was 103.5% of revenues resulting in a loss before interest of $784,531 or -3.5% of revenues. Interest expense related primarily to leases was $133,036, resulting in net loss of $917,567.

Results of operations for the period for the six months ended June 30, 2007 (predecessor)

The information contained in this section is that of our predecessor, GTA-IB, LLC, for the six months ended June 30, 2007.

For the six months ended June 30, 2007 (unaudited)

Resort revenues	$23,021,000	100.0%
Costs and Expenses :
Operating costs and expenses	19,240,000	83.6%
General and administrative	1,960,000	8.5%
Depreciation and amortization	1,102,000	4.8%
Total costs and expenses	22,302,000	96.9%
Income before interest	719,000	3.1%
Interest expense, net	494,000	2.1%
Other expense (income)	(132,000)	-0.6%
Net loss	357,000	1.6%

For the six-month period ended June 30, 2007, Resort revenues were approximately $23,021,000. Costs and Expenses were approximately $22,302,000 which was 96.9% of revenues resulting in income before interest and other income of $719,000 or 3.1% of revenues. Interest expense for the period was approximately $494,000, resulting in net income of approximately $357,000.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2008, our disclosure controls and procedures were not effective due to the lack of timely filing of this Form.

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

There have been no significant changes in our internal controls over financial reporting during the period ended June 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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
Chief Financial Officer