Form 10-Q
period 2008-09-30
Salamander Innisbrook, LLC
filed 2009-08-17
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The Rental Pool operated by the Registrant has 610 Participants.

INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Salamander Innisbrook, LLC

Condensed Balance Sheets at September 30, 2008 (Unaudited) and December 31, 2007	4
Condensed Statements of Operations and Changes in Member’s Equity (Unaudited) for the three months ended September 30, 2008 (Successor), for the period July 16, 2007 (inception) to September 30, 2007 (Successor), and for the period July 1, 2007 to July 15, 2007 (Predecessor)	5
Condensed Statements of Operations and Changes in Member’s Equity (Unaudited) for the nine months ended September 30, 2008 (Successor), for the period July 16, 2007 (inception) to September 30, 2007 (Successor), and for the period January 1, 2007 to July 15, 2007 (Predecessor)	6
Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2008 (Successor), for the period July 16, 2007 (inception) to September 30, 2007 (Successor), and for the period January 1, 2007 to July 15, 2007 (Predecessor)	7
Notes to Condensed Financial Statements (Unaudited)	8

Innisbrook Rental Pool Operation

Condensed Balance Sheets at September 30, 2008 (Unaudited) and December 31, 2007	10
Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2008 and 2007	11
Condensed Statements of Changes in Participants’ Fund Balance (Unaudited) for the nine months ended September 30, 2008 and 2007	12
Notes to Condensed Financial Statements (Unaudited)	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1 A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other information	18
Item 6. Exhibits	18

Signature	19
EX-31.1	20
EX-31.2	21
EX-32.1	22
EX-32.2	23

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash	$1,206,618	$2,195,089
Accounts receivable trade, net	1,904,996	2,238,049
Inventories and supplies	920,257	988,235
Prepaid expenses and other	372,985	741,801
Deposits and other assets	260,115	260,115

Total current assets	4,664,971	6,423,289

Property, buildings and equipment, net	38,585,261	31,984,996
Intangibles, net	12,889,842	15,104,385
Other assets	76,906	84,397

Total assets	$56,216,980	$53,597,067

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$693,249	$1,441,114
Accrued liabilities	2,879,871	2,712,808
Deposits and deferred revenue	2,247,099	2,222,467
Current portion long-term refurbishment	2,010,724	1,769,177
Current portion of capital lease obligations	182,724	399,141

Total current liabilities	8,013,667	8,544,707

Due to affiliates	283,554	—
Deferred revenue	756,926	322,126
Refurbishment obligation, net of current portion	732,855	2,248,691
Capital lease obligations, net of current portion	327,753	453,336

Total liabilities	10,114,755	11,568,860

Member’s equity	46,102,225	42,028,207

Total liabilities and member’s equity	$56,216,980	$53,597,067

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	For the three months ended September 30, 2008 (Successor)	For the period July 16, 2007 (inception) to September 30, 2007 (Successor)	For the period July 1, 2007 to July 15, 2007 (Predecessor)

Resort Revenues	$5,757,972	$3,688,670	$1,082,330

Costs and expenses:
Operating costs and expenses	3,465,719	2,592,123	983,811
General and administrative	4,582,589	3,673,601	849,115
Depreciation and amortization	1,229,837	934,037	145,194

Total costs and expenses	9,278,145	7,199,761	1,978,120

Loss before interest	(3,520,173)	(3,511,091)	(895,790)
Interest expense, net	48,742	132,250	39,480

Net loss	(3,568,915)	(3,643,341)	(935,270)

Member’s equity (deficit) beginning of period	43,382,355	—	(12,994,000)
Member contribution	6,288,785	42,517,194	—

Member’s equity (deficit) end of period	$46,102,225	$38,873,853	$(13,929,270)

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	For the nine months ended September 30, 2008 (Successor)	For the period July 16, 2007 (inception) to September 30, 2007 (Successor)	For the period January 1, 2007 to July 15, 2007 (Predecessor)

Resort Revenues	$28,202,773	$3,688,670	$24,710,840

Costs and expenses:
Operating costs and expenses	13,224,890	2,592,123	13,360,607
General and administrative	15,593,074	3,673,601	9,470,559
Depreciation and amortization	3,689,513	934,037	1,907,968

Total costs and expenses	32,507,477	7,199,761	24,739,134

Loss before interest	(4,304,704)	(3,511,091)	(28,294)
Interest expense, net	181,778	132,250	549,976

Net loss	(4,486,482)	(3,643,341)	(578,270)
Member’s equity (deficit) beginning of period	42,028,207	—	(13,351,000)
Member contribution	8,560,500	42,517,194	—

Member’s equity (deficit) end of period	$46,102,225	$38,873,853	$(13,929,270)

See accompanying notes to unaudited condensed financial statements

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2008 (Successor)	For the period July 16 (inception) to September 30, 2007 (Successor)	For the period January 1, 2007 to July 15, 2007 (Predecessor)
Cash flows from operating activities:
Net loss	$(4,486,482)	$(3,643,341)	$(578,270)

Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debt expense	36,071	5,465	(55,000)
Depreciation and amortization	3,689,513	934,037	1,907,968
Non-cash interest	—	—	314,000
Other changes in operating assets and liabilities	903,450	3,718,807	(390,000)

Net cash provided by operating activities	142,552	1,014,968	1,198,698

Cash flows from investing activities:
Property, buildings and equipment acquired in acquisition	—	(28,157,741)	—
Intangibles acquired in acquisition	—	(11,723,582)	—
Capital expenditures	(8,075,235)	(1,291,829)	(214,000)

Net cash used in investing activities	(8,075,235)	(41,173,152)	(214,000)

Cash flows from financing activities:
Member contributions	8,560,500	42,517,194	—
Proceeds from debt	—	—	320,000
Repayment of capital lease obligations	(342,000)	(71,855)	(908,000)
Repayment of refurbishment obligations	(1,274,288)	(343,751)	—

Net cash provided by (used in) financing activities	6,944,212	42,101,588	(588,000)

Net increase (decrease) in cash	(988,471)	1,943,404	396,698

Cash at beginning of period	2,195,089	—	932,000

Cash at end of period	$1,206,618	$1,943,404	$1,328,698

Supplemental disclosure of cash flow information:
Cash paid for interest	$188,600	$72,250	$180,000
Non-cash investing and financing activities:
Assets acquired through capital leases	$—	$1,038,654	$498,000
Intangibles acquired through assumption of refurbishment obligation	$—	$4,734,135	$—

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of business

On July 16, 2007, Salamander Innisbrook, LLC (the “Company”, “we”, or the “Successor”), together with its affiliates, Salamander Innisbrook Securities, LLC, and Salamander Innisbrook Condominium, LLC, completed the purchase of the Innisbrook Resort and Golf Club (the “Resort”) and all of the equity interest in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 610 condominium owners participate in a rental pool (the “Rental Pool”) operated by the Company.

Basis of presentation

As described above, under the terms of the Asset Purchase Agreement, dated June 25, 2007, we acquired the assets and operations of the Innisbrook Resort and Golf Club on July 16, 2007 and became the successor entity to the Resort. The accompanying unaudited condensed financial statements include the results of operations and cash flows of the Successor for the nine months ended September 30, 2008 and the period July 16, 2007 to September 30, 2007. Prior to the acquisition described above, the Resort was owned and operated by GTA-IB, LLC, (the “Predecessor”) to the Resort. The accompanying unaudited condensed statements of operations and cash flows for the period January 1, 2007 to July 15, 2007 are those of the Predecessor.

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

Note 2. Accounts Receivable

	September 30, 2008	December 31, 2007
	(Unaudited)
Trade accounts receivable	$1,264,233	$1,880,310
Less allowance for bad debts	(9,357)	(14,605)
Other receivables	650,120	372,344

	$1,904,996	$2,238,049

Note 3. Property, Buildings and Equipment

	September 30, 2008	December 31, 2007
	(Unaudited)
Land and land improvements	$12,803,032	$12,803,032
Buildings	13,859,939	13,859,939
Furniture, fixtures and equipment	2,533,424	2,533,424
Construction in progress	11,585,044	3,509,809

	40,781,439	32,706,204
Less accumulated depreciation	(2,196,178)	(721,208)

	$38,585,261	$31,984,996

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

Note 5. Long-term Obligations

Leases – Leases, which transfer substantially all of the benefits and risks of ownership of property, are classified as capital leases. Assets and liabilities are recorded at amounts equal to the present value of the minimum lease payments at the beginning of the lease term. Interest expense relating to the lease liabilities is recorded to affect constant rates of interest over the terms of the leases.

Leases, which do not transfer substantially all of the benefits and risks of ownership of property, are classified as operating leases, and the related rentals are charged to expense as incurred.

Master Lease Refurbishment Program – On July 16, 2007, the Company assumed a liability to certain condominium owners under the refurbishment program committed to in the Rental Pool Master Lease Agreement (“MLA”). The liability of $2,743,579 represents the Company’s obligation to pay certain Rental Pool participants an amount equal to 25% or 50% of the cost to refurbish their respective units. Principal and interest payments are due quarterly for the five year repayment period of the program.

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

INNISBROOK RENTAL POOL OPERATION

CONDENSED BALANCE SHEETS

DISTRIBUTION FUND

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Receivable from Salamander Innisbrook, LLC	$569,215	$744,386
Interest receivable from Maintenance Escrow Fund	14,831	27,796

	$584,046	$772,182

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

Due to participants for distribution	$396,219	$566,902
Due to Maintenance Escrow Fund	187,827	205,280

	$584,046	$772,182

MAINTENANCE ESCROW FUND

ASSETS

Cash	$105,756	$344,346
Cash equivalents	1,710,000	1,805,000
Receivable from distribution fund	187,827	205,280
Receivable from Salamander Innisbrook, LLC	6,156	—
Inventory	689,335	—
Interest receivable	12,562	36,101

	$2,711,636	$2,390,727

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

Accounts payable	$67,552	$103,028
Interest payable to distribution fund	15,924	27,796
Carpet care reserve	84,443	74,246
Participants’ fund balances - Escrow	2,543,717	2,185,657

	$2,711,636	$2,390,727

INNISBROOK RENTAL POOL OPERATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

DISTRIBUTION FUND

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Gross Revenues	$1,557,365	$1,205,397	$8,132,169	$8,073,798

Deductions:
Agents’ commissions	24,050	40,119	245,358	284,829
Credit card fees	43,876	33,859	229,562	191,152
Audit fees	11,250	6,250	33,750	18,750
Uncollectible room rents	13,637	—	13,637	1,696
Linen replacements	22,454	4,758	45,292	50,552
Rental pool complimentary fees	2,442	726	9,562	1,778

	117,709	85,712	577,161	548,757

Adjusted gross revenues	1,439,656	1,119,685	7,555,008	7,525,041

Amount retained by lessee	(863,794)	(671,811)	(4,533,005)	(4,515,024)

Gross income distribution	575,862	447,874	3,022,003	3,010,017

Adjustments to gross income distribution:
General pooled expense	(3,818)	(2,122)	(8,047)	(3,866)
Corporate complimentary occupancy fees	19,895	7,269	41,822	16,802
Interest	(3,024)	(3,025)	(9,073)	(9,074)
Occupancy fees	(208,696)	(158,138)	(823,229)	(724,389)
Advisory Committee expenses	(29,850)	(43,295)	(96,831)	(148,302)

Net income distribution	350,369	248,563	2,126,645	2,141,188

Adjustments to net income distribution:
Occupancy fees	208,696	158,138	823,229	724,389
Hospitality suite fees	252	180	4,170	3,032
Associate room fees	9,898	17,444	42,287	42,973

Amount available for distribution	$569,215	$424,325	$2,996,331	$2,911,582

See accompanying notes to financial statements.

INNISBROOK RENTAL POOL OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Balance, beginning of period	$—	$—	$—	$—

Additions:
Amounts available for distribution	569,215	424,325	2,996,332	2,911,582
Interest received or receivable from Maintenance Escrow Fund	14,831	27,728	53,099	81,297
Reductions:
Amounts withheld for Maintenance Escrow Fund	(187,827)	(142,325)	(737,647)	(651,953)
Amounts accrued or paid to participants	(396,219)	(309,728)	(2,311,784)	(2,340,926)

Balance, end of period	$—	$—	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Balance, beginning of period	$2,462,098	$2,319,276	$2,185,657	$2,282,945

Additions:
Amounts withheld from occupancy fees	187,827	142,325	737,647	651,953
Interest earned	14,831	27,728	53,099	81,297
Charges to participants to establish or restore escrow balances	152,802	66,210	481,431	145,277
Reductions:
Maintenance charges	(209,792)	(270,518)	(735,079)	(773,880)
Carpet care reserve deposit	(7,304)	(5,535)	(28,735)	(29,268)
Interest accrued or paid to Distribution Fund	(14,831)	(27,728)	(53,099)	(81,297)
Refunds to participants as prescribed by the master lease agreements	(41,914)	(25,607)	(97,204)	(50,876)

Balance, end of period	$2,543,717	$2,226,151	$2,543,717	$2,226,151

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

General

The Company operates Innisbrook Resort and Golf Club (the “Resort”) in Palm Harbor, Florida, which contains 1216 condominium units of which all have been sold to third parties or to affiliates of the Company. The majority of the condominium units, 610, are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses; the remainder of the condominium units is owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, tennis courts, a fitness center, swimming pools, restaurants, conference center facilities as well as administrative offices.

The discussion that follows of Results of Operations is in the following sections:

•	Results of operations for the three month period ended September 30, 2008 (successor);

•	Results of operations for the period from inception, July 16, 2007, ending September 30, 2007 (successor);

•	Results of operations for the period July 1, 2007 through July 15, 2007 (predecessor);

•	Results of operations for the nine month period ended September 30, 2008 (successor);

•	Results of operations for the period January 1, 2007 through July 15, 2007 (predecessor).

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

Results of operations for the three month period ended September 30, 2008 (successor);

The information contained in this section is that of the successor, Salamander Innisbrook, LLC, for the three months ended September 30, 2008.

For the three months ended September 30, 2008 (unaudited)

Resort revenues	$5,757,972	100.0%
Costs and Expenses:
Operating costs and expenses	3,465,719	60.2%
General and administrative	4,582,589	79.6%
Depreciation and amortization	1,229,837	21.4%
Total costs and expenses	9,278,145	161.1%
Loss before interest	(3,520,173)	-61.1%
Interest expense, net	48,742	0.8%
Net loss	(3,568,915)	-62.0%

Operations for this three-month period (92 days) produced strong results, as resort revenue exceeded the July 16, 2007 to September 30, 2007 (77 days) revenues by $2,069,300. It is estimated that approximately half of the increase in revenues is related to the 15 additional days of operations while the other half is due to increased business levels. Room nights exceeded prior year and the average rate grew 2% from $111.91 to $114.22.

Factors influencing the resort operations included the threat of Hurricane “Gustav” toward the end of August and Hurricane “Ike” in early September. On September 12, 2008 the resort successfully executed the planned changeover of the following computer systems: the property management system, golf tee times system, POS retail operations, restaurant dining reservation system, retail inventory systems and scheduling for recreation, golf and tennis. Much of the payroll expense related to the training of our service professionals was included within the operations payroll this period.

The Resort continues to experience very short booking windows as a result of the economy and weakening real estate market. The booking lead activity appears to be strong for smaller, short-term group bookings for the third and fourth quarter of 2008. Most of the larger group demand appears to be focused on the first and second quarters of 2009, with additional first quarter leisure demand being driven by the upcoming 2009 Super Bowl and the PGA tournament.

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
Costs and Expenses:
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

Results of operations for the period July 1, 2007 through July 15, 2007 (predecessor);

The results of operations and cash flows of the Predecessor business for the period July 1, 2007 to July 15, 2007 do not include the effects of or any adjustments related to the sale of the Resort

The information contained in this section is that of the predecessor, GTA-IB Golf Resort, for the period July 1, 2007 through July 15, 2007 (unaudited). For the purpose of discussion, the results for the predecessor period July 1, 2007 through July 15, 2007 stand alone.

For the period July 1 to 15, 2007 (unaudited)

Resort revenues	$1,082,330	100.0%
Costs and Expenses:
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

Results of operations for the nine month period ended September 30, 2008 (successor);

The information contained in this section is that of the successor, Salamander Innisbrook, LLC, for the nine months ended September 30, 2008.

Nine Months ended September 30, 2008 (unaudited)

Resort revenues	$28,202,773	100.0%
Costs and Expenses:
Operating costs and expenses	13,224,890	46.9%
General and administrative	15,593,073	55.3%
Depreciation and amortization	3,689,513	13.1%
Total costs and expenses	32,507,477	115.3%
Loss before interest	(4,304,704)	-15.3%
Interest expense, net	181,778	0.6%
Net loss	(4,486,482)	-15.9%

Resort revenues totaled $28,202,773 with costs and expenses of $32,507,477 resulting in a loss before interest for the nine months of $4,304,704. During the nine months ended September 30, 2008, the Resort was impacted by the large renovations, system conversions, environmental factors, and poor backlog and booking pace which took place prior to the purchase and transition of the resort.

The Resort continues to experience very short booking windows as a result of the economy and weakening real estate market. The booking lead activity appears to be strong for smaller, short-term group bookings for the third and fourth quarter of 2008. Most of the larger group demand appears to be focused on the first and second quarters of 2009, with additional first quarter leisure demand being driven by the upcoming 2009 Super Bowl and PGA tournament.

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
Costs and Expenses:
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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2008, our disclosure controls and procedures were not effective due to the lack of timely filing of this Form.

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

There have been no significant changes in our internal controls over financial reporting during the period ended September 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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