Form 10-K
period 2008-12-31
Salamander Innisbrook, LLC
filed 2009-08-17
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File No. 333-147447

SALAMANDER INNISBROOK, LLC

State of Organization: FL	Federal Employer Identification No. 26-0442888

36750 US 19 N., Palm Harbor, FL 34684

Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

610 Condominium Rental Pool Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act    Yes  ☐    No  ☒

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

The Exhibit Index begins on page 38.

Salamander Innisbrook, LLC

Annual Report on Form 10-K for the Year Ended December 31, 2008

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

Markets and Marketing

The Resort is located in Innisbrook Florida and is a destination golf resort that appeals to group convention business and transient travelers within all market segments. The Resort caters to corporate meeting planners and sports enthusiast within in a variety of industries, the majority of which are located in the central and eastern United States. The Resort markets through most of the typical channels utilizing e-commerce, print media, rep firms, travel agents and wholesalers.

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

Seasonality

The Florida resort industry is seasonal in nature and historically, the Resort’s business levels are stronger in the winter months as guests come from the northeast and other colder regions to enjoy the warm weather. In contrast, there is a decline in business levels during the summer months due to rising temperatures and the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. The Resort may also experience reduced bookings as a result of hurricane-related concerns.

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

Environmental Matters

Operations at the golf courses at the Resort involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. As of December 31, 2008, there were no violations imposed against the Company.

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

Employees

As of December 31, 2008 there were approximately 586 employees, with approximately 438 full time and approximately 148 part time or casual laborers who are engaged as needed.

Code of Ethics

See Part III, Item 10 for discussion of our Code of Business Conduct.

ITEM 1A.	RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Resort is situated on approximately 900 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, 480, on average, participate in the Rental Pool on a year-to-year basis. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. Salamander Innisbrook Condominium, LLC, owns three condominium units that participate in the rental pool in the same fashion as all other Rental Pool participants. Approximately 20% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. As a result of the potential use of lockout master bedroom units, the total number of rooms at the resort is 1216 and the average of 573 units participating in the Rental Pool at any one time is equivalent to approximately 610 hotel rooms. The Resort complex includes 72 holes of golf; practice ranges; three clubhouses with retail, golf, and food and beverage outlets; three conference and exhibit buildings; a newly constructed spa (construction completed in March 2009) and fitness center; six swimming pools including a themed water attraction; a recreation center; a tennis facility and numerous administrative and support structures. These amenities are owned by the Company.

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

In reviewing for impairment of our long lived assets, we review the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. The Company’s management evaluated its long-lived assets for impairment in accordance with SFAS 144 and concluded there were no significant impairment losses related to long-lived assets for year ended December 31, 2008.

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

During the fourth quarter of 2008, we reviewed our intangible assets, and based on the results, we determined that no impairment of intangible assets existed at December 31, 2008, and there has been no indication of impairment since that date.

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

See the Notes to the Financial Statements on page 21 for additional accounting policies used in preparation of the financial statements.

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

The discussion that follows of Results of Operations is in the following sections:

•	Results of operations for the year ended December 31, 2008 (successor)

•	Results of operations for the period July 16, 2007 through December 31, 2007 (successor)

•	Results for the period January 1, 2007 to July 15, 2007 (predecessor)

Results of operations for the year ended December 31, 2008 (successor);

Within the United States market, the economic crisis continued to grow during the last quarter of 2008 and the consumer confidence appeared to be at a record low. The economic conditions coupled with increased oil and gasoline prices, and the public’s anticipation of the looming presidential election resulted in poor fourth quarter results for the resort offsetting much of the stronger results and momentum from the earlier parts of the year. In spite of our best efforts, including increased traditional media advertising, improved electronic/web presence, public relations activity, direct sales initiatives and greater representation in all group markets, the Resort experienced cancellations in the group market and a slowing of social bookings (golf and family packages).

The information contained in this section is that of the successor, for the year ended December 31, 2008. For the purpose of discussion, the results for the successor period ended December 31, 2008 stand alone.

For the year ended December 31, 2008

Resort revenues	$35,007,151	100.0%
Costs and Expenses :
Operating costs and expenses	16,788,020	48.0%
General and administrative	19,993,533	57.1%
Depreciation and amortization	4,919,351	14.1%
Total costs and expenses	41,700,904	119.1%
Loss before interest	(6,693,753)	-19.1%
Interest expense, net	(236,405)	-0.7%
Net loss	(6,930,158)	-19.8%

For the year ended December 31, 2008, the Resort revenues were $35,007,151. Costs, expenses, depreciation and amortization were $41,700,904 which was 119.1% of revenues resulting in a loss before interest of $6,693,753 or -19.1 % of revenues. Interest expense for this period was $236,405, resulting in a net loss of $6,930,158 or -19.8% of revenues.

Results of operations for the period from inception, July 16, 2007, ending December 31, 2007 (successor)

For the purpose of discussion, the results for the successor period ended December 31, 2007 stand alone. The information contained in this section is that of the successor, Salamander Innisbrook, LLC, for the five and one-half months ending December 31, 2007.

For the period July 16, 2007 to December 31, 2007

Resort revenues	$12,767,603	100.0%
Costs and Expenses :
Operating costs and expenses	7,186,854	56.3%
General and administrative	8,908,761	69.8%
Depreciation and amortization	2,074,540	16.2%
Total costs and expenses	18,170,155	142.3%
Loss before interest	(5,402,552)	-42.3%
Interest expense, net	(232,123)	-1.8%
Net loss	(5,634,675)	-44.1%

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

Results of operations for the period January 1, 2007 through July 15, 2007 (predecessor)

The information contained in this section is that of the predecessor, GTA-IB, LLC for the period January 1, 2007 through July 15, 2007 (unaudited). For the purpose of discussion, the results for the predecessor period January 1, 2007 through July 15, 2007 also stand alone.

For the period January 1, 2007 to July 15, 2007 (unaudited)

Resort revenues	$24,710,840	100.0%
Costs and Expenses :
Operating costs and expenses	13,360,607	54.1%
General and administrative	9,470,559	38.3%
Depreciation and amortization	1,907,968	7.7%
Total costs and expenses	24,739,134	100.1%
Loss before interest	(28,294)	-0.1%
Interest expense, net	549,976	2.2%
Net loss	(578,270)	-2.3%

For the period January 1, 2007 to July 15, 2007, Resort revenues were $24,710,840. Costs, expenses, depreciation and amortization totaled $24,739,134 which was 100% of Revenues resulting in a loss before interest of $28,294. Interest expense for this period was $549,976, resulting in a net loss of $578,270.

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

Other Matters

New Contract for Annual PGA Tour Event and Sponsor

On January 24, 2007, tournament officials and the PGA Tour announced a six-year sponsorship agreement with the PODS Group of Clearwater, Florida. However, the sponsor chose to exercise an option to withdraw as title sponsor after the 2008 event. On June 4, 2008, Transitions Optical, Inc. was announced as the new title sponsor. The Transitions Championship Agreement was entered on February 19, 2009 by and between Copperhead Charities, Inc (f/k/a Suncoast Golf Classic, Inc) and Salamander Innisbrook, LLC. The agreement dated April 25, 2006 by and between Suncoast Golf Classic, Inc. and GTA-IB, LLC has been amended and restated in it’s entirety. This agreement provides, among other things, that we will receive a base fee and that we may receive an override fee in the event that certain revenue thresholds are attained.

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

Environmental Matters

None

Off Balance Sheet Arrangements

As of December 31, 2008, we have no unconsolidated subsidiaries.

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

Contractual Obligations and Contingent Liabilities

We had the following contractual obligations as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 Years
MLA Refurbishment Reimbursement(1)	$2,323,948	$2,239,077	$84,871	$—	$—
Operating and capital leases(2)	1,549,616	589,425	960,191	—	—

Total of the Resort’s obligations	$3,873,564	$2,828,502	$1,045,062	$—	$—

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

See Financial Statements and Supplementary Data starting on page 18.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2008, our disclosure controls and procedures were not effective due to the lack of timely filing of this Form.

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

There have been no significant changes in our internal controls over financial reporting during the period ended December 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we made a limited evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, we continue to implement further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation at December 31, 2008, our management concluded that our internal controls over financial reporting were ineffective within the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission at December 31, 2008 due to the existence of a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting during the period ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the year ended December 31, 2008 to our executive officers.

Name and Principal Position		Salary and Commission	Bonus	Other Annual Compensation	All Other Compensation
Prem Devades Manager (1)	2008	$—	$—	$—	$—
Dale Pelletier Chief Financial Officer (1)	2008	$—	$—	$—	$—
Chuck Pomerantz Vice President & Managing Director (1)	2008	$—	$—	$—	$—

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

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid the Company approximately $460,000 and $665,000 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2008 and 2007, respectively.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums which were acquired from the former owner. Its condominiums participated in the Rental Pool under the MLA in the same manner as all other Rental Pool participants.

Golf Hosts Securities, Inc. is an on-site real estate broker/dealer for the resale of the Resort’s condominium units owned by Salamander Farms, LLC. Approximately, $31,000 was paid to the Company for rent and related accounting services from the year ended December 31, 2008 and $14,200 for the period July 16, 2007 (inception) to December 31, 2007.

(c)	Indebtedness of Management

None.

(d)	Transactions with Promoters

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Kingery & Crouse, PA served as our independent registered accounting firm for the year ended December 31, 2008.

The following fees were incurred for Kingery & Crouse, PA services related to our year ended December 31, 2008.

Audit Fees: $59,351 for the fiscal year ended December 31, 2008 for professional services rendered for the audit of our annual financial statements, review of the financials statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

Audit-Related Fees: None.

Tax Fees: None.

All other fees: None.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements and exhibits filed as part of this annual report on Form 10-K are listed on pages 18 and 39, and are incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements of Salamander Innisbrook, LLC and GTA-IB, LLC (Predecessor)
Report of Independent Registered Public Accounting Firm—Kingery & Crouse, PA	17
Balance Sheets as of December 31, 2008 and December 31, 2007	18
Statements of Operations and Changes in Member’s Equity for the year ended December 31, 2008 (successor), for the period July 16, 2007 (inception) to December 31, 2007 (successor), and for the period January 1, 2007 to July 15, 2007 (predecessor) (unaudited)	19
Statements of Cash Flows for the year ended December 31, 2008 (successor), for the period July 16, 2007 (inception) to December 31, 2007 (successor), and for the period January 1, 2007 to July 15, 2007 (predecessor) (unaudited)	20
Notes to Financial Statements	21
Introduction to Financial Statements of the Rental Pool Lease Operation—Historical Summary	28
Financial Statements of the Rental Pool Lease Operation
Report of Independent Registered Public Accounting Firm—Kingery & Crouse, PA	29
Balance Sheets—Distribution Fund as of December 31, 2008 and 2007	30
Balance Sheets—Maintenance Escrow Fund as of December 31, 2008 and 2007	31
Statements of Operations—Distribution Fund for the years ended December 31, 2008, 2007, and 2006	32
Statements of Changes in Participants’ Fund Balances—Distribution Fund for the years ended December 31, 2008, 2007, and 2006	33
Statements of Changes in Participants’ Fund Balances—Maintenance Escrow Fund for the years ended December 31, 2008, 2007 and 2006	34
Notes to Financial Statements	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member and Manager of Salamander Innisbrook, LLC:

We have audited the accompanying balance sheets of Salamander Innisbrook, LLC (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, member’s equity and cash flows for the year ended December 31, 2008 and the period from July 16, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and the period from July 16, 2007 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A

Tampa, FL

August 14, 2009

SALAMANDER INNISBROOK, LLC

BALANCE SHEETS

	December 31, 2008	December 31, 2007

Assets
Current assets:
Cash	$1,081,096	$2,195,089
Accounts receivable, net	2,746,240	2,238,049
Inventories and supplies	1,061,977	988,235
Prepaid expenses and other	345,295	741,801

Total current assets	5,234,608	6,163,174

Property, buildings and equipment, net	42,260,243	31,984,996
Intangibles, net	12,151,661	15,104,385
Other assets	411,099	344,512

Total assets	$60,057,611	$53,597,067

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$2,205,480	$1,441,114
Accrued liabilities	1,812,441	2,712,808
Deferred revenue	3,128,063	2,222,467
Current portion of refurbishment obligation	2,239,077	1,769,177
Current portion of capital lease obligations	149,362	399,141
Due to affiliates	88,515	—

Total current liabilities	9,622,938	8,544,707

Deferred revenue	893,458	322,126
Refurbishment obligation, net of current portion	84,871	2,248,691
Capital lease obligations, net of current portion	300,100	453,336

Total liabilities	10,901,367	11,568,860

Member’s equity	49,156,244	42,028,207

Total liabilities and member’s equity	$60,057,611	$53,597,067

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

	For the period Ended December 31, 2008 (Successor)	For the period July 16, 2007 (inception) to December 31, 2007 (Successor)	For the period January 1, 2007 to July 15, 2007 (Predecessor) (Unaudited)

Resort revenues	$35,007,151	$12,767,603	$24,710,840

Costs and Expenses
Hotel	4,152,134	1,677,418	2,542,243
Food and beverage	7,984,105	3,637,130	5,710,419
Golf	3,260,084	1,397,471	4,184,543
Other	1,391,697	474,835	923,402
General and administrative	19,993,533	8,908,761	9,470,559
Depreciation and amortization	4,919,351	2,074,540	1,907,968

Total costs and expenses	41,700,904	18,170,155	24,739,134

Loss before interest	(6,693,753)	(5,402,552)	(28,294)

Interest expense, net	236,405	232,123	549,976

Net loss	$(6,930,158)	$(5,634,675)	$(578,270)

Member’s Equity (deficit) beginning of period	$42,028,207	$—	$(13,351,000)

Member contributions	14,058,195	47,662,882

Member’s equity (deficit) end of period	$49,156,244	$42,028,207	$(13,929,270)

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2008	For the period July 16, 2007 (inception) to December 31, 2007	For the period January 1, 2007 to July 15, 2007 (Predecessor) (Unaudited)
Cash flows from operating activities:
Net loss	$(6,930,158)	$(5,634,675)	$(578,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt provision	39,200	14,605	(55,000)
Depreciation and amortization	4,919,351	2,074,540	1,907,968
Non-cash interest	—	—	315,000
Changes in operating assets and liabilities:
Decreases (increases) in:
Accounts receivable and other receivables	(547,390)	(2,252,654)	(227,000)
Inventories and supplies	(73,742)	(988,235)	(52,000)
Prepaid expenses and other	418,434	(826,198)	(11,000)
Deposits	—	(260,115)	—
Other Assets	86,650	—	—
Increases (decreases) in:
Accounts payable	764,366	1,441,114	(373,000)
Accrued payroll costs	(43,895)	1,012,534	372,000
Accrued Interest		—	12,000
Other payables and accrued expenses	(856,472)	1,700,274	58,000
Deposits and deferred revenue	1,476,928	2,544,593	(170,000)

Net cash provided by (used in) operating activities	(746,728)	(1,174,217)	1,198,698

Cash flows from investing activities:
Property, buildings, and equipment acquired in acquisition	—	(28,157,741)	—
Intangibles acquired in acquisition	—	(11,723,582)	—
Capital expenditures	(12,241,874)	(3,509,809)	(214,000)

Net cash used in investing activities	(12,241,874)	(43,391,132)	(214,000)

Cash flows from financing activities:
Member contribution	14,058,195	47,662,882	—
Proceeds from debt	—	—	320,000
Repayment of capital lease obligations	(403,015)	(186,177)	(908,000)
Repayment of refurbishment obligations	(1,780,570)	(716,267)	—

Net cash provided by (used in) financing activities	11,874,610	46,760,438	(588,000)

Net increase (decrease) in cash	(1,113,992)	2,195,089	396,698

Cash at beginning of period	2,195,089	—	932,000

Cash at end of period	$1,081,096	$2,195,089	$1,328,698

Supplemental disclosure of cash flow information:
Cash paid for interest	$236,400	$182,500	$180,000

Non-cash investing and financing activities:
Assets acquired through capital leases	$—	$1,038,654	$498,000
Intangibles acquired through assumption of refurbishment obligation	$—	$4,734,135	$—

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO FINANCIAL STATEMENTS

1. Innisbrook Resort Change in Ownership and Business

On July 16, 2007, Salamander Innisbrook, LLC (the “Company”, the “Successor”, or “we”), together with its affiliates, Salamander Innisbrook Securities, LLC, and Salamander Innisbrook Condominium, LLC (collectively, the “Buyer”) completed the purchase of the Innisbrook Resort and Golf Club (the “Resort”) and all of the equity interest in Golf Host Securities, Inc. The purchase was made from Golf Trust of America, Inc, Golf Trust of America, L.P., GTA-IB Golf Resort, LLC, GTA-IB Condominium LLC and GTA-IB Management LLC (collectively the “Seller”) pursuant to the Asset Purchase Agreement dated June 25, 2007 (the “APA”).

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

2. Summary of Significant Accounting Policies

We have generally adopted the accounting policies of the Predecessor. Unless specifically stated, the accounting policies described below are the accounting policies of both the Successor and the Predecessor, which do not differ during all periods presented. Certain prior year balances may have been reclassified to conform to current year presentations.

Basis of Presentation - As described above, under the terms of the APA, dated June 25, 2007, we acquired the assets and operations of the Innisbrook Resort and Golf Club on July 16, 2007 and became the successor entity to the Resort. The accompanying financial statements include the results of operations and cash flows of the Successor from the date of its inception on July 16, 2007 through December 31, 2007. Prior to the acquisition described above, the Resort was owned and operated by GTA-IB, LLC, (the “Predecessor”). The accompanying unaudited statements of operations and changes in member’s equity and cash flows for the period January 1, 2007 to July 15, 2007 are those of the Predecessor.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements include our belief that long-lived assets, including intangibles, are recoverable. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term. Future results could be materially affected if actual results differ from these estimates and assumptions.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable, accounts payable and long term obligations. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management’s estimates in determining the level of allowance for doubtful accounts. Overall financial strategies are reviewed periodically.

The Company places its cash on deposit with financial institutions in the United States. In October 2008, the Federal Deposit Insurance Corporation (FDIC) temporarily increased coverage to $250,000 for substantially all depository accounts and temporarily provides unlimited coverage for certain qualifying and participating non-interest bearing transactions accounts. The increased coverage is scheduled to expire on December 31, 2009, at which time it is anticipated amounts insured by the FDIC will return to $100,000. During the year, the Company from time to time had amounts on deposit in excess of the insured limits.

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

Revenue Recognition and Deferred Revenue - Revenue from rooms, green fees, food and beverage sales and other merchandise sales are generally recognized at the time of sale. Membership dues and annual fees are recognized ratably over the applicable period. The following table sets forth the percentage of the Resort’s total revenues attributable to the categories listed:

	For the year ended December 31, 2008 (Successor)	For the period July 16, 2007 (inception) to 12/31/2007 (Successor)	For the period January 1, 2007 to July 15, 2007 (Predecessor) (Unaudited)
Revenues
Rental pool revenues	27.5%	23.1%	29.1%
Resort facilities and other resort revenue	72.5%	76.9%	70.9%

Total	100.0%	100.0%	100.0%

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

The Company’s management review accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be uncollectible is included in the allowance for doubtful accounts. The balance in the allowance for doubtful accounts was $20,007 and $14,605 as of December 31, 2008 and 2007, respectively. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

Inventories and Supplies - Inventories and supplies are recorded at the lower of cost, on a first-in, first-out basis, or market.

Property, Buildings, and Equipment, net - Property and equipment are stated at cost less accumulated depreciation. The Company capitalizes any asset purchase of $1,000 or more with an estimated useful life of at least three years. Depreciation is recorded using the straight line basis over the estimated useful lives of the assets. Estimated useful lives are presented in the following table:

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

Intangibles - The Company evaluates intangible assets for impairment annually or if a significant event occurs or circumstances change in accordance with SFAS No. 144 – Accounting for the Impairment or Disposal of Long Lived Assets. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant negative industry or economic trends. During 2008, the Company completed its annual intangible impairment assessment, and based on the results, the Company determined that no impairment of intangible assets existed at December 31, 2008.

Advertising - Advertising costs are expensed as incurred. Advertising costs for the respective periods were as follows:

	For the year ended December 31, 2008 (Successor)	For the period July 16, 2007 (inception) through December 31, 2007 (Successor)	For the period January 1, 2007 through July 15, 2007 (Predecessor) (unaudited)

Advertising Expense	$741,288	$390,611	$469,000

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

Recently Issued Accounting Pronouncements - The Financial Accounting Standards Board has recently issued several Financial Accounting Standards. The following pronouncements have been issued since the end of the period covered by these financial statements:

Pronouncement	Issued	Title

SFAS 157	September 2006	Fair Value Measurements
SFAS 158	September 2006	Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)
SFAS 159	February 2007	The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115
SFAS 141 (revised)	December 2007	Business Combinations
SFAS 160	December 2007	Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51
SFAS 161	March 2008	Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133
SFAS 162	May 2008	The Hierarchy of Generally Accepted Accounting Principles
SFAS 163	May 2008	Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60
SFAS 164	May 2009	Not-For-Profit Entities: Mergers and Acquisitions
SFAS 165	May 2009	Subsequent Events
SFAS 166	June 2009	Accounting for Transfers of Financial Assets
SFAS 167	June 2009	Amendments to FASB Interpretation No. 46(R)
SFAS 168	June 2009	The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162
FIN 47	March 2005	Accounting for Conditional Asset Retirement Obligations.
FIN 48	June 2006	Accounting for Uncertainty in Income Taxes.

Management does not anticipate that the new accounting pronouncements listed above will have a material impact on the Company’s consolidated financial statements.

3. Accounts Receivable

	December 31, 2008	December 31, 2007

Trade accounts receivable	$2,258,156	$1,880,311
Less allowance for bad debts	(20,007)	(14,605)
Other receivables	508,091	372,343

	$2,746,240	$2,238,049

4. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following:

	December 31, 2008	December 31,2007
Land and land improvements	$15,520,401	$12,803,032
Buildings	17,274,568	13,859,939
Furniture, fixtures and equipment	7,094,331	2,533,424
Construction in progress	5,058,778	3,509,809

	44,948,078	32,706,204
Less accumulated depreciation	(2,687,835)	(721,208)

	$42,260,243	$31,984,996

Included in machinery and equipment is certain equipment including golf course maintenance equipment, vehicles and telecommunications equipment that are recorded under capital leases and that have a net book value at December 31, 2008 and 2007 of $449,462 and $768,697, respectively. Depreciation expense of $1,966,627 was recorded for the year ended December 31, 2008 (successor), and was $721,208 (successor) and approximately $994,000 for the periods July 16, 2007 (inception) through December 31, 2007 and January 1, 2007 through July 15, 2007 (predecessor – unaudited), respectively.

Subsequent to the acquisition of the Resort, the Company entered into various construction contracts in connection with a substantial renovation of the Resort property. The renovations were substantially completed in June 2009 and resulted in additional improvements of property, buildings and equipment of approximately $21,000,000, which was funded through contributions made by the sole member.

5. Intangibles

Intangible assets represent the value of the following contractual relationships acquired in connection with the acquisition of the Resort, which was effective on July 16, 2007 as described in Note 1 and include the following:: the trademark and trade name of “Innisbrook;” the Rental Pool; the guest room bookings; the club memberships; and the water contract that provides irrigation water for the golf courses at no charge up to certain specified levels. The intangible assets are being amortized over the specific term or benefit period of each related contract.

Intangible Assets	Amortization Period	December 31,
		2008	2007
Water contract	None since renewable in perpetuity	$2,030,000	$2,030,000
Rental Pool	53.5 months	9,481,717	9,481,717
Guest bookings	36 months	1,378,000	1,378,000
Club memberships	41.5 months	1,268,000	1,268,000
Trade name	None since renewable in perpetuity	2,300,000	2,300,000

		16,457,717	16,457,717
Less accumulated amortization		(4,306,056)	(1,353,332)

		$12,151,661	$15,104,385

Amortization expense amounted to $2,952,724 for the year ended December 31, 2008 and $1,353,332 for the period July 16, 2007 (inception) to December 31, 2007. Amortization for the predecessor owner was approximately $914,000 for the period January 1, 2007 to July 15, 2007 (unaudited).

Anticipated amortization expense for the next five years and thereafter is illustrated in the table below:

Year	Principal
2009	$2,953,000
2010	2,742,000
2011	2,127,000
2012	—
2013	—

Total	$7,822,000

6. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2008	2007
Rental pool lease distribution payable	$501,400	$744,385
Accrued payroll costs	968,639	1,012,534
Other	342,402	955,889

	$1,812,441	$2,712,808

7. Other Long-Term Liabilities

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

In addition, the Company agreed to provide a refurbishment reimbursement to the respective condominium owners for units placed into the Rental Pool during 2005. The owners of these units will be paid 25% of their refurbishment investment, with interest at 2.5% per annum. The owners of these units currently receive interest and will receive principal payments beginning in 2008 and ending in 2012 for total principal payments of approximately $113,161.

The corresponding benefit to the Resort from the MLA refurbishment program was included in the valuation of the rental pool intangible asset which is being amortized over the term of the current master lease agreement that expires in 2011. Minimum future payments on the MLA refurbishment program are as follows:

Year	Amount
2009	$2,239,077
2010	22,633
2011	28,290
2012	33,948
Thereafter	—

$2,323,948

Our obligation to reimburse the Rental Pool Participants for their refurbishment expenses is contingent on the units remaining in the Rental Pool from the time of their refurbishment through the pay out period. If the unit does not remain in the Rental Pool during the reimbursement periods discussed above, the owner or successor owner will forfeit any unpaid installments at the time the unit is removed from the Rental Pool.

8. Leases

The Company leases equipment under capital and operating leases. Lease expense amounted to $355,767 and $64,233 for the year ended December 31, 2008 and the period July 16, 2007 (inception) through December 31, 2007 (successor), respectively. Lease expense for the predecessor owner was approximately $160,000 for the period January 1, 2007 to July 15, 2007 (unaudited). Future minimum lease payments under leases in excess of one year are as follows:

	Capital	Operating
2009	$233,896	$355,529
2010	125,695	355,529
2011	123,963	334,344
2012	20,660	—
2013	—	—

Subtotal	504,214	$1,045,402

Less amount representing interest	(54,752)

Total	$449,462

9. Commitments and Contingencies

Claims and Lawsuits

The Company is subject to claims and lawsuits in the normal course of operations. Management does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on the Company’s financial position and results of operations.

Employee Benefit Plans

The Company sponsors a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of the contributions of each employee. The Company made matching contributions of approximately $168,000 for the year ended December 31, 2008 and approximately $46,000 for the period July 16, 2007 (inception) to December 31, 2007. The predecessor sponsored a separate plan and made matching contributions of approximately $104,000 for the period January 1, 2007 to July 15, 2007 (unaudited).

10. Rental Pool Operations

Historically, there had been several different Rental pool programs offered to the condominium owners. Effective January 1, 2002, a new Master Lease Agreement (“NMLA”) was offered to all condominium owners. Each condominium owner may elect to participate in the NMLA. If an owner elected to participate in the NMLA, the owner was prohibited from returning to the any previous agreement. Effective January 1, 2003, all but one Rental Pool participant elected to convert to the NMLA. As of January 1, 2004, all condominium owners participating in the rental pool are participating pursuant to the NMLA. The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook Rental Pool participants and 60% to the Company. In addition, the Company has agreed, as part of the NMLA, to reimburse Rental Pool participants in the NMLA for up to 50% of actual unit refurbishment costs beginning in 2005 through 2009, so long as the Rental Pool participation threshold, as defined, is maintained (see Note 7). In addition, for any unit refurbished and placed in the Rental Pool operation during 2005, the Company must reimburse the owner for 25% of the refurbishment costs plus interest at 2.5% per annum. Should the Company elect to terminate the NMLA before its expiration in 2011, all unpaid balances of refurbishment costs and related interest would be due and payable to the Participants.

11. Related Party Transactions

The Company paid management fees to an affiliate of approximately $383,000 for the period July 16, 2007 (inception) to December 31, 2007, and approximately $1,050,200 for the year ended December 31, 2008.

12. Subsequent Events

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

RENTAL POOL LEASE OPERATION—HISTORICAL SUMMARY

The following financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the years ended December 31, 2008 and 2007.

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

We have audited the balance sheets (comprised of the Distribution Fund and the Maintenance Escrow Fund) of the Innisbrook Rental Pool Lease Operation (“Rental Pool”) as of December 31, 2008 and 2007, and the related statements of operations and changes in participants’ fund balances for the years then ended. These financial statements are the responsibility of the Rental Pool’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Rental Pool as of December 31, 2006 and for the year then ended, were audited by other auditors whose report dated March 30, 2007 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Rental Pool is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Rental Pool’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2008 and 2007 financial statements referred to above present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation at December 31, 2008 and 2007, and the results of its operations and changes in the participants’ fund balance for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A.
Tampa, FL July 2, 2009

Innisbrook Rental Pool Lease Operation

Balance Sheets—Distribution Fund

	December 31,
	2008	2007
Assets
Receivable from Salamander Innisbrook, LLC for distribution	$527,500	$744,386
Interest receivable from maintenance escrow fund	21,469	27,796

Total assets	$548,969	$772,182

Liabilities and participants’ fund balance
Due to participants for distribution	$401,444	$566,902
Due to maintenance escrow fund	147,525	205,280

Total liabilities and participants’ fund balances	$548,969	$772,182

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheets—Maintenance Escrow Fund

	December 31,
	2008	2007
Assets
Cash	$243,512	$344,346
Certificates of deposit	1,425,000	1,805,000
Receivable from distribution fund	147,525	205,280
Receivable from Salamander Innisbrook	255	—
Supplies inventory	4,098	—
Interest receivable	21,349	36,101

Total assets	$1,841,739	$2,390,727

Liabilities and participants’ fund balances
Accounts payable	$98,275	$103,028
Interest payable to distribution fund	21,469	27,796

Total liabilities	119,744	130,824
Carpet care reserve	82,650	74,246
Participants’ fund balances	1,639,345	2,185,657

Total liabilities and participants’ fund balances	$1,841,739	$2,390,727

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Operations—Distribution Fund

	For the years ended December 31,
	2008	2007	2006

Gross revenues	$9,620,133	$10,154,318	$13,089,070

Deductions:
Agents’ commissions	297,991	328,720	528,254
Credit card fees	271,435	248,699	302,460
Resort fees	—	—	303,955
Audit fees	45,000	25,000	25,000
Uncollectible room rents	42,246	1,796	41,609
Linen replacement	53,699	55,438	133,946
Rental pool complimentary fees	11,642	2,574	2,411

	722,013	662,227	1,337,635

Net revenues	8,898,120	9,492,091	11,751,435
Management fee	(5,338,872)	(5,695,254)	(7,050,860)

Income available for distribution	3,559,248	3,796,837	4,700,575
Adjustments to income available for distribution:
General pooled expenses, net of reimbursements	(9,190)	(5,427)	(9,883)
Corporate complimentary occupancy fees	55,490	27,149	29,558
Interest income/(expense)	(2,151)	(12,099)	(12,099)
Associate room fees	48,461	52,626	143,668
Occupancy fees	(983,520)	(952,476)	(1,231,804)
Advisory committee expenses	(132,782)	(206,683)	(186,305)

Net income available for distribution	2,535,556	2,699,927	3,433,710
Adjustments to net income available for distribution:
Occupancy fees	983,520	952,476	1,231,804
Hospitality suite fees	4,758	3,565	4,559

Amount available for distribution to participants	$3,523,834	$3,655,968	$4,670,073

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statement of Changes in Participants’ Fund Balance—Distribution Fund

	For the years ended December 31,
	2008	2007	2006

Balance, beginning of year	$—	$—	$—
Additions:
Amounts available for distribution to participants	3,523,834	3,655,968	4,670,073
Interest earned from maintenance escrow fund	74,568	109,093	93,316
Reductions:
Amounts withheld for maintenance escrow fund	(885,172)	(857,233)	(1,108,627)
Amounts accrued or paid to participants	(2,713,230)	(2,907,828)	(3,654,762)

Balance, end of year	$—	$—	$—

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balances—Maintenance Escrow Fund

	For the years ended December 31,
	2008	2007	2006

Balance, beginning of year	$2,185,657	$2,282,945	$1,975,395
Additions
Amounts withheld from occupancy fees	885,172	857,233	1,108,627
Interest earned	74,568	109,093	93,316
Charges to participants to establish or restore escrow	578,989	205,424	380,961
Reductions:
Maintenance charges	(1,866,847)	(1,040,596)	(910,670)
Carpet care reserve deposit	(34,424)	(37,251)	(55,452)
Interest accrued or paid to distribution fund	(74,568)	(109,093)	(93,316)
Refunds to participants due under lease agreements	(109,202)	(82,098)	(215,916)

Balance, end of year	$1,639,345	$2,185,657	$2,282,945

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

NOTE 1 - NATURE OF THE RENTAL POOL LEASE OPERATION AND AGREEMENTS

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

In addition, the Company agreed to provide a refurbishment reimbursement to the respective condominium owners for units placed into the Rental Pool during 2005. The owners of these units are reimbursed for up to 25% of their refurbishment costs, plus interest at 2.5% per annum. The owners of these units currently receive interest and will receive principal payments beginning in 2008 and ending in 2012 for total principal payments of approximately $101,845.

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

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. This account provides funds for payment of amounts that are due from Participants under the Agreements for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $26,000, $38,000 and $35,000 for the years ended for 2008, 2007 and 2006, respectively.

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

Certificates of Deposit - The LAC invests amounts maintained in the maintenance escrow fund primarily in certificates of deposit held with various financial institutions. As of December 31, 2008, the certificates earned interest at rates ranging from 1.45% to 4.4% and have maturities ranging from one to nine months. As of December 31, 2008, accrued interest earned amounted to $21,469 and is included in the accompanying financial statements of the maintenance escrow fund. At December 31, 2008 and 2007, the cost of these investments approximates fair value.

Revenue Recognition - Revenue from Resort operations is recognized as the related service is performed.

Accounts Receivable - Receivables are presented net of any allowances for uncollectible amounts. At December 31, 2008, all receivables were collected subsequent to December 31, 2008. As such, no allowance is considered necessary.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid Innisbrook approximately $460,000 and $665,000 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2008 and 2007, respectively.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums which were acquired from the former owner. It’s condominiums participated in the Rental Pool under the MLA in the same manner as all other Rental Pool participants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMANDER INNISBROOK, LLC

Date : August 14, 2009	By:	/s/ Chuck Pomerantz
Chuck Pomerantz
Vice President and Managing Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Organization of Salamander Innisbrook LLC

14.1	Code of Business conduct

24.1	Powers of Attorney

31.1	Certification of the Registrant’s President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002