Form 10-Q
period 2009-03-31
Salamander Innisbrook, LLC
filed 2009-08-17
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The Rental Pool operated by the Registrant has 602 Participants.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash	$1,504,196	$1,081,096
Accounts receivable trade, net	4,788,882	2,746,240
Inventories and supplies	1,205,279	1,061,977
Prepaid expenses and other	563,084	345,295

Total current assets	8,061,441	5,234,608

Property, buildings and equipment, net	45,941,594	42,260,243
Intangibles, net	11,413,480	12,151,661
Other assets	411,099	411,099

Total assets	$65,827,614	$60,057,611

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$1,060,997	$2,205,480
Accrued liabilities	3,921,124	1,812,441
Deposits and deferred revenue	2,356,197	3,128,063
Current portion of long term-refurbishment	1,755,807	2,239,077
Current portion of capital lease obligations	186,032	149,362
Due to affiliates	28,960	88,515

Total current liabilities	9,309,117	9,622,938

Deferred revenue	928,458	893,458
Refurbishment obligation, net of current portion	62,238	84,871
Capital lease obligations, net of current portion	217,522	300,100

Total liabilities	10,517,335	10,901,367

Member’s equity	55,310,279	49,156,244

Total liabilities and member’s equity	$65,827,614	$60,057,611

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended March 31,
	2009	2008
Resort revenues	$12,658,470	$13,074,193

Costs and expenses:
Operating costs and expenses	4,957,511	5,381,086
General and administrative	5,780,088	5,945,830
Depreciation and amortization	1,278,180	1,229,838

Total costs and expenses	12,015,779	12,556,754

Income before interest	642,691	517,439

Interest expense, net	79,625	73,430

Net income	563,066	444,009
Member’s equity, beginning of period	49,156,244	42,028,207
Member contributions	5,590,969	—

Member’s equity, end of period	$55,310,279	$42,472,216

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows form operating activities:
Net income	$563,066	$444,009
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for bad debt expense	12,878	15,500
Depreciation and amortization	1,278,180	1,229,838
Other changes in operating assets and liabilities	(2,248,831)	1,663,147

Net cash provided by (used in) operating activities	(394,707)	3,352,494

Cash flows from investing activities:
Capital expenditures	(4,221,351)	(1,775,868)

Cash flows from financing activities:
Member contributions	5,590,969	—
Repayment of capital lease obligations	(45,908)	(128,681)
Repayment of refurbishment obligation	(505,903)	(425,623)

Net cash provided by (used in) financing activities	5,039,158	(554,304)

Net increase in cash	423,100	1,022,322

Cash at beginning of period	1,081,096	2,195,089

Cash at end of period	$1,504,196	$3,217,411

Supplemental disclosure of cash flow information:
Cash paid for interest	$78,375	$74,300

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of business

On July 16, 2007, Salamander Innisbrook, LLC (the “Company”, “we”, or the “Successor”), together with its affiliates Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, completed the purchase of the Innisbrook Resort and Golf Club (the “Resort”) and all equity interest in Golf Host Securities, Inc. from Golf Trust of America, Inc and its subsidiaries and affiliates. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 608 condominium owners participate in a rental pool (the “Rental Pool”) operated by the Company.

Basis of presentation

The accompanying condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X and, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these condensed financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Note 2. Accounts Receivable

	March 31, 2009	December 31, 2008
	(Unaudited)
Trade accounts receivable	$4,432,808	$2,258,156
Less allowance for bad debts	(32,885)	(20,007)
Other receivables	388,959	508,091

	$4,788,882	$2,746,240

Note 3. Property, Buildings and Equipment

	March 31, 2009	December 31, 2008
	(Unaudited)
Land and land improvements	$15,520,401	$15,520,401
Buildings	17,274,568	17,274,568
Furniture, fixtures and equipment	7,094,331	7,094,331
Construction in Progress	9,280,128	5,058,778

	49,169,428	44,948,078
Less accumulated depreciation	(3,227,834)	(2,687,835)

	$45,941,594	$42,260,243

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

Master Lease Refurbishment Program – On July 16, 2007, the Company assumed a liability to certain condominium owners under the refurbishment program committed to in the Rental Pool Master Lease Agreement (“MLA”). The liability of $1,818,045 represents the Company’s obligation to pay certain Rental Pool participants an amount equal to 25% or 50% of the cost to refurbish their respective units. Principal and interest payments are due quarterly for the five year repayment period of the program

Note 6. Due to Affiliates

Due to affiliates represents non interesting bearing advances due to affiliates and are payable on demand.

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

INNISBROOK RENTAL POOL OPERATION

CONDENSED BALANCE SHEETS

DISTRIBUTION FUND

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Receivable from Salamander Innisbrook, LLC for distribution	$1,394,020	$527,500
Interest receivable from Maintenance Escrow fund	19,221	21,469

	$1,413,241	$548,969

Liabilities and Participants’ Fund Balance
Due to participants for distribution	$1,104,631	$401,444
Due to Maintenance Escrow fund	308,610	147,525

	$1,413,241	$548,969

MAINTENANCE ESCROW FUND

Assets
Cash	$105,818	$243,512
Cash equivalents	1,520,000	1,425,000
Receivable from Distribution fund	308,610	147,525
Receivable from Innisbrook	2,516	255
Supplies inventory	—	4,098
Interest receivable	12,573	21,349

	$1,949,517	$1,841,739

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
Accounts payable	$63,147	$98,275
Interest payable to Distribution fund	19,444	21,469
Carpet care reserve	91,548	82,650
Participants’ fund balances	1,775,378	1,639,345

	$1,949,517	$1,841,739

See accompanying notes to financial statements

INNISBROOK RENTAL POOL OPERATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2009	2008
Gross revenues	$3,751,144	$3,981,659

Deductions
Agents’ commissions	125,109	124,950
Credit card fees	107,685	112,285
Audit fees	11,250	11,250
Linen replacements	26,378	10,529
Rental pool complimentary fees	4,660	2,404

	275,082	261,418

Adjusted gross revenues	3,476,062	3,720,241

Amount retained by lessee	(2,085,637)	(2,232,144)

Gross income for distribution	1,390,425	1,488,097

Adjustment to gross income distribution:
General pooled expense, net of reimbursements	(1,899)	(1,443)
Corporate complimentary occupancy fees	11,390	10,631
Interest (expense)	(998)	(3,025)
Occupancy fees	(341,508)	(338,298)
Advisory committee expenses	(28,508)	(33,456)

Net income available for distribution	1,028,902	1,122,506

Adjustments to net income distribution:
Occupancy fees	341,508	338,298
Hospitality suite fees	1,462	2,448
Associate room fees	22,148	15,876

Available for distribution to participants	$1,394,020	$1,479,128

See accompanying notes to financial statements.

INNISBROOK RENTAL POOL OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2009	2008
Balance, beginning of period	$—	$—

Additions:
Amounts available for distribution	1,394,020	1,479,128
Interest received or receivable from maintenance escrow fund	19,221	22,747
Reductions:
Amounts withheld for maintenance escrow fund	(308,610)	(304,469)
Amounts accrued or paid to participants	(1,104,631)	(1,197,406)

Balance, end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended March 31,
	2009	2008
Balance, beginning of period	$1,607,055	$2,185,657

Additions:
Amounts withheld from occupancy fees	308,610	304,469
Interest earned	19,444	22,747
Charges to participants to establish or restore escrow balances	83,530	170,752
Reductions:
Maintenance charges	(181,907)	(240,102)
Carpet care reserve deposit	(11,953)	(11,841)
Interest accrued or paid to distribution fund	(19,444)	(22,747)
Refunds to participants as prescribed by the master lease agreements	(29,957)	(29,748)

Balance, end of period	$1,775,378	$2,379,187

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

General

The Company operates Innisbrook Resort and Golf Club (the “Resort”) in Innisbrook, Florida, which contains 1216 condominium units of which all have been sold to third parties or to affiliates of the Company. The majority of the condominium units, 602, are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses; the remainder of the condominium units is owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a fitness center, swimming pools, conference center facilities as well as administrative offices.

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

The recent global recession has had a very negative impact on the overall hotel market; however, we are pleased that our first quarter results were significantly better than our competition and better than the country as a whole. Our competitive set was down 28% during the first quarter while Innisbrook remained relatively flat with last year. The reasons for this include our recently completed renovations, the addition of new amenities such as the Indaba Spa, Market Salamander and Market Salamander Grille, aggressive marketing and public relations and a boost from the Super Bowl and a very successful PGA tournament week.

While some are predicting improved conditions later in the year, group meeting demand remains slow. With that in mind, we are focused on the family travel segment of the business and have created value driven overnight packages that include room only plus other packages featuring spa, golf, and other recreational elements.

Three months ended March 31, 2009 and 2008

For the period ended March 31, (unaudited)
	2009		2008		Increase (Decrease)	Percentage Change
Resort revenues	$12,658,470	100.0%	$13,074,193	100.0%	$(415,723)	-3.2%
Costs and Expenses :
Operating costs and expenses	4,957,511	39.2%	5,381,086	41.2%	(423,575)	-7.9%
General and administrative	5,780,088	45.7%	5,945,830	45.5%	(165,742)	-2.8%
Depreciation and amortization	1,278,180	10.1%	1,229,838	9.4%	48,342	3.9%
Total costs and expenses	12,015,779	94.9%	12,556,754	96.0%	(540,975)	-4.3%
Income before interest	642,691	5.1%	517,439	4.0%	125,252	24.2%
Interest expense, net	79,625	0.6%	73,430	0.6%	6,195	8.4%
Net Income	563,066	4.4%	444,009	3.4%	119,057	26.8%

Overall resort revenue for this three month period was $12,658,470, which was relatively flat when compared to the prior year revenues of $13,074,193. The average rate rose 11.6% over prior year which offset reduced resort occupancies, down 11.5%. Consistent with prior periods, we continued to monitor and control operating expenses and the efforts can be seen as the net income line is up 26.8% over the same time last year.

Liquidity and Capital Resources

Future operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by the Resort’s operations and its affiliates’ current cash reserves, or cash generated by the Resort’s operations.

The Company’s operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would have a material adverse effect on the Company’s business or financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at March 31, 2009, our disclosure controls and procedures are not effective due to the lack of timely filing of this form.

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

There have been no significant changes in our internal controls over financial reporting during the period ended March 31, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

SALAMANDER INNISBROOK, LLC
(Registrant)

Date: August 17 , 2009	/s/ Chuck Pomerantz
Chuck Pomerantz
Managing Director and Vice President

Date: August 17 , 2009	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer