Form 10-Q
period 2009-06-30
Salamander Innisbrook, LLC
filed 2009-08-18
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The Rental Pool operated by the Registrant has 603 Participants.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)

Assets
Current assets:
Cash	$699,196	$1,081,096
Accounts receivable trade, net	2,808,243	2,746,240
Inventories and supplies	1,118,059	1,061,977
Prepaid expenses and other	272,816	345,295

Total current assets	4,898,314	5,234,608

Property, buildings and equipment, net	46,509,234	42,260,243
Intangibles, net	10,675,300	12,151,661
Other assets	398,428	411,099

Total assets	$62,481,276	$60,057,611

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$840,840	$2,205,480
Accrued liabilities	1,941,942	1,812,441
Deposits and deferred revenue	1,984,538	3,128,063
Current portion refurbishment obligation	1,239,638	2,239,077
Current portion capital lease obligation	113,785	149,362
Due to affiliates	118,852	88,515

Total current liabilities	6,239,595	9,622,938

Deferred revenue	1,024,807	893,458
Refurbishment obligation, net of current portion	73,554	84,871
Capital lease obligations, net of current portion	191,220	300,100

Total liabilities	7,529,176	10,901,367

Member’s equity	54,952,100	49,156,244

Total liabilities and member’s equity	$62,481,276	$60,057,611

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008

Resort revenues	$8,611,761	$9,370,608	$21,270,231	$22,444,801

Costs and expenses:
Operating costs and expenses	4,061,158	4,378,084	9,018,669	9,759,171
General and administrative	4,892,615	5,064,656	10,672,703	11,010,485
Depreciation and amortization	1,278,182	1,229,838	2,556,362	2,459,676

Total costs and expenses	10,231,955	10,672,578	22,247,734	23,229,332

Loss before interest	(1,620,194)	(1,301,970)	(977,503)	(784,531)

Interest expense, net	68,128	59,606	147,753	133,036

Net loss	(1,688,322)	(1,361,576)	(1,125,256)	(917,567)

Member’s equity, beginning of period	55,310,279	42,472,216	49,156,244	42,028,207
Member contributions	1,330,143	2,271,715	6,921,112	2,271,715

Member’s equity, end of period	$54,952,100	$43,382,355	$54,952,100	$43,382,355

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,125,256)	$(917,567)

Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debt expense	26,758	23,071
Depreciation and amortization	2,556,362	2,459,676
Other changes in operating assets and liabilities	(2,276,674)	1,681,372

Net cash provided by (used in) operating activities	(818,810)	3,246,552

Cash flows used in investing activities:
Capital expenditures	(5,328,989)	(4,068,965)

Cash flows from financing activities:
Member contributions	6,921,112	2,271,715
Repayment of capital lease obligations	(144,457)	(225,727)
Repayment of refurbishment obligations:	(1,010,756)	(854,080)

Net cash provided by financing activities	5,765,899	1,191,908

Net increase (decrease) in cash	(381,900)	369,495

Cash at beginning of period	1,081,096	2,195,089

Cash at end of period	$699,196	$2,564,584

Supplemental disclosure of cash flow information:
Cash paid for interest	$110,402	$133,850

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of business

On July 16, 2007, Salamander Innisbrook, LLC (the “Company”, “we”, or the “Successor”), together with its affiliates, Salamander Securities, LLC. and Salamander Innisbrook Condominium, LLC, completed the purchase of the Innisbrook Resort and Golf Club (the “Resort”) and all of the equity interest in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 603 condominium owners participate in a rental pool (the “Rental Pool”) operated by the Company.

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

Note 2. Accounts Receivable

	June 30, 2009 (Unaudited)	December 31, 2008
Trade accounts receivable	$2,226,006	$2,258,156
Less allowance for bad debts	(46,765)	(20,007)
Other receivables	629,002	508,091

	$2,808,243	$2,746,240

Note 3. Property, Buildings and Equipment

	June 30, 2009 (Unaudited)	December 31, 2008
Land and land improvements	$17,007,645	$15,520,401
Buildings	23,463,125	17,274,568
Furniture, fixtures and equipment	9,705,277	7,094,331
Construction in Progress	101,020	5,058,778

	50,277,067	44,948,078
Less accumulated depreciation	(3,767,833)	(2,687,835)

	$46,509,234	$42,260,243

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

Master Lease Refurbishment Program – On July 16, 2007, the Company assumed a liability to certain condominium owners under the refurbishment program committed to in the Rental Pool Master Lease Agreement (“MLA”). The liability of $1,313,192 represents the Company’s obligation to pay certain Rental Pool participants an amount equal to 25% or 50% of the cost to refurbish their respective units. Principal and interest payments are due quarterly for the five year repayment period of the program.

Note 6. Due to Affiliate

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

INNISBROOK RENTAL POOL OPERATION

CONDENSED BALANCE SHEETS

DISTRIBUTION FUND

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Receivable from Salamander Innisbrook, LLC for distribution	$734,057	$527,500
Interest receivable from Rental Pool Escrow Fund	8,933	21,469

	$742,990	$548,969

Liabilities and Participants’ Fund Balance
Due to Participants for distribution	$497,298	$401,444
Due to Maintenance Escrow fund	245,691	147,525

	$742,990	$548,969

MAINTENANCE ESCROW FUND

Assets
Cash	$169,777	$243,512
Cash equivalents	1,520,000	1,425,000
Receivable from Distribution fund	246,582	147,525
Receivable from Salamander Innisbrook	—	255
Supplies inventory	—	4,098
Interest receivable	10,051	21,349

	$1,946,410	$1,841,739

Liabilities and Participants’ Fund Balances
Accounts payable	$—	$98,275
Interest payable to Distribution fund	8,186	21,469
Carpet care reserve	97,292	82,650
Participants’ fund balances	1,840,932	1,639,345

	$1,946,410	$1,841,739

See accompanying notes to financial statements

INNISBROOK RENTAL POOL OPERATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

DISTRIBUTION FUND

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Gross revenues	$2,029,467	$2,593,145	$5,780,611	$6,574,804

Deductions
Agents’ commissions	39,498	96,358	164,607	221,308
Credit card fees	73,649	73,401	181,334	185,686
Audit fees	16,250	11,250	27,500	22,500
Uncollectible room rents	517	—	517	—
Linen replacements	16,251	12,309	42,629	22,838
Rental pool complimentary fees	7,508	4,716	12,168	7,120

	153,673	198,034	428,755	459,452

Adjusted gross revenues	1,875,794	2,395,111	5,351,856	6,115,352

Amount retained by lessee	(1,125,518)	(1,437,067)	(3,211,155)	(3,669,211)

Gross income for distribution	750,276	958,045	2,140,701	2,446,142

Adjustment to gross income distribution:
General pooled expense, net of reimbursements	(3,150)	(2,786)	(5,049)	(4,229)
Miscellaneous pooling adjustments	2,673		2,673
Corporate complimentary occupancy fees	5,786	11,296	17,176	21,927
Interest expense	(998)	(3,024)	(1,996)	(6,049)
Occupancy fees	(271,823)	(276,235)	(613,331)	(614,533)
Advisory Committee expenses	(32,559)	(33,525)	(61,067)	(66,981)

Net income for distribution	450,205	653,771	1,479,107	1,776,277

Adjustments to net income distribution:
Occupancy fees	271,823	276,235	613,331	614,533
Hospitality suite fees	1,151	1,470	2,613	3,918
Associate room fees	10,878	16,513	33,026	32,389

Available for distribution to participants	$734,057	$947,989	$2,128,077	$2,427,117

See accompanying notes to financial statements.

INNISBROOK RENTAL POOL OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$—	$—	$—	$—

Additions:
Amounts available for distribution	734,057	947,989	2,128,077	$2,427,117
Interest received or receivable from Maintenance Escrow Fund	8,933	15,521	28,154	38,268
Reductions:
Amounts withheld for Maintenance Escrow Fund	(245,691)	(245,351)	(554,301)	(549,820)
Amounts accrued or paid to participants	(497,298)	(718,159)	(1,601,929)	(1,915,565)

Balance, end of period	$—	$—	$—	$—

MAINTENANCE ESCROW FUND

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$1,807,668	$2,379,187	$1,639,345	$2,185,657

Additions:
Amounts withheld from occupancy fees	245,691	245,351	554,301	549,820
Interest earned	8,186	15,521	27,630	38,268
Charges to participants to establish or restore escrow balances	96,610	157,877	180,140	328,629
Reductions:
Maintenance charges	(294,198)	(285,185)	(476,105)	(525,287)
Carpet care reserve deposit	(9,555)	(9,590)	(21,508)	(21,431)
Interest accrued or paid to Distribution Fund	(8,186)	(15,521)	(27,630)	(38,268)
Refunds to participants as prescribed by the master lease agreements	(5,284)	(25,542)	(35,241)	(55,290)

Balance, end of period	$1,840,932	$2,462,098	$1,840,932	$2,462,098

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

General

The Company operates Innisbrook Resort and Golf Club (the “Resort”) in Innisbrook, Florida, which contains 1216 condominium units of which all have been sold to third parties or to affiliates of the Company. The majority of the condominium units, 603, are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses; the remainder of the condominium units is owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a fitness center, swimming pools, conference center facilities as well as administrative offices.

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

Results of operations for the three months ended June 30, 2009 and 2008 (unaudited)

For the three months ended June 30, (unaudited)

	2009		2008		Increase (Decrease)	Percentage Change
Resort revenues	$8,611,761	100.0%	$9,370,608	100.0%	$(758,847)	-8.1%
Costs and Expenses:
Operating costs and expenses	4,061,158	47.2%	4,378,084	46.7%	(316,926)	-7.2%
General and administrative	4,892,615	56.8%	5,064,656	54.0%	(172,041)	-3.4%
Depreciation and amortization	1,278,182	14.8%	1,229,838	13.1%	48,344	3.9%
Total costs and expenses	10,231,955	118.8%	10,672,578	113.9%	(440,623)	-4.1%
Loss before interest	(1,620,194)	-18.8%	(1,301,970)	-13.9%	(318,224)	24.4%
Interest expense, net	68,128	0.8%	59,606	0.6%	8,522	14.3%
Net loss	(1,688,322)	-19.6%	(1,361,576)	-14.5%	(326,746)	24.0%

The recent global recession continues to negatively impact the results of the overall hotel market within the second quarter; especially within the group market. Cancellations, delayed decisions and downsizing remain the “standard” and the future of the group segment remains relatively uncertain. Innisbrook has weathered this trend reasonably well as compared to our competitive set which has seen a drop in annual total occupancy of 14.1% (versus 5.4% at Innisbrook). This is due primarily to the aggressive implementation of social market - targeted activities. The Resort experienced an increase of 9.6% in transient business during June while the competitive set saw a decline of 2.7%. These strategies, which include aggressive package development, increased print and electronic advertising and the use of third party distribution channels are all continuing elements of our efforts to offset the group market downturn.

For the three-month period ended June 30, 2008, resort revenues were $8,611,761 down 8.1% from prior year. Costs and Expenses were $10,231,955 which was 118.8% of revenues resulting in a loss before interest of $1,620,194 or -18.8% of revenues. Interest expense, related primarily to leases, was $68,128, resulting in net loss for the three month period of $1,688,322.

Results of operations for the six months ended June 30, 2009 and 2008 (unaudited)

For the six months ended June 30, (unaudited)

	2009		2008		Increase (Decrease)	Percentage Change
Resort revenues	$21,270,231	100.0%	$22,444,801	100.0%	$(1,174,570)	-5.2%
Costs and Expenses:
Operating costs and expenses	9,018,669	42.4%	9,759,171	43.5%	(740,502)	-7.6%
General and administrative	10,672,703	50.2%	11,010,485	49.1%	(337,782)	-3.1%
Depreciation and amortization	2,556,362	12.0%	2,459,676	11.0%	96,686	3.9%
Total costs and expenses	22,247,734	104.6%	23,229,332	103.5%	(981,598)	-4.2%
Loss before interest	(977,503)	-4.6%	(784,531)	-3.5%	(192,972)	24.6%
Interest expense, net	147,753	0.7%	133,036	0.6%	14,717	11.1%
Net loss	(1,125,256)	-5.3%	(917,567)	-4.1%	(207,689)	22.6%

For the six-month period ended June 30, 2008, resort revenues were $21,270,231 compared to $22,444,801 in the prior year. Costs and Expenses were $22,247,734 which was 104.6% of revenues resulting in a loss before interest of $977,503 or -4.6% of revenues. Interest expense related primarily to leases was $147,753 resulting in net loss of $1,125,256. Just over half of the variance was attributable to the lack of higher-rated group business along with its related ancillary spend across property. The Resort continues to experience very short booking windows as a result of the economy and weakening real estate market.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2009, our disclosure controls and procedures are not effective due to the lack of timely filing of this form.

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