Form 10-Q
period 2009-09-30
Salamander Innisbrook, LLC
filed 2009-11-16
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash	$457,765	$1,081,096
Accounts receivable trade, net	1,487,711	2,746,240
Inventories and supplies	1,069,485	1,061,977
Prepaid expenses and other	648,564	345,295

Total current assets	3,663,525	5,234,608

Property, buildings and equipment, net	46,142,149	42,260,243
Intangibles, net	10,276,120	12,151,661
Other Assets	134,563	411,099

Total assets	$60,216,357	$60,057,611

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$136,908	$2,205,480
Accrued liabilities	2,319,941	1,812,441
Deposits and deferred revenue	2,083,230	3,128,063
Current portion long-term refurbishment	561,348	2,239,077
Current portion of capital lease obligations	113,545	149,362
Due to affiliates	103,860	88,515

Total current liabilities	5,318,832	9,622,938

Deferred revenue	1,033,093	893,458
Refurbishment obligation, net of current portion	67,896	84,871
Capital lease obligations, net of current portion	164,323	300,100

Total liabilities	6,584,144	10,901,367

Members’ Equity:	53,632,213	49,156,244

Total liabilities and member’s equity	$60,216,357	$60,057,611

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Resort revenues	$4,851,243	$5,757,972	$26,121,474	$28,202,773

Costs and Expenses:
Operating costs and expenses	3,179,684	3,465,719	12,198,354	13,224,890
General and administrative	4,236,401	4,582,589	14,909,104	15,593,074
Depreciation and amortization	1,278,250	1,229,837	3,834,612	3,689,513

Total costs and expenses	8,694,335	9,278,145	30,942,070	32,507,477

Loss before interest	(3,843,092)	(3,520,173)	(4,820,596)	(4,304,704)

Interest (income) expense, net	(16,548)	48,742	131,205	181,778

Net loss	(3,826,544)	(3,568,915)	(4,951,801)	(4,486,482)

Member’s equity, beginning of period	54,952,100	43,382,355	49,156,244	42,028,207
Member contribution	2,506,657	6,288,785	9,427,770	8,560,500

Member’s equity, end of period	$53,632,213	$46,102,225	$53,632,213	$46,102,225

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(4,951,801)	$(4,486,482)

Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	34,047	36,071
Depreciation and amortization	3,834,612	3,689,513
Other changes in operating assets and liabilities	(1,520,799)	903,450

Net cash provided by operating activities	(2,603,941)	142,552

Cash flows used in investing activities:
Capital expenditures	(5,501,906)	(8,075,235)
Intangibles	(78,956)	—

Net cash used in investing activities	(5,580,862)	(8,075,235)

Cash flows from financing activities:
Member contributions	9,427,770	8,560,500
Repayment of capital lease obligations	(171,594)	(342,000)
Repayment of refurbishment obligations:	(1,694,704)	(1,274,288)

Net cash provided by financing activities	7,561,472	6,944,212

Net decrease in cash	$(623,331)	$(988,471)

Cash at beginning of period	1,081,096	2,195,089

Cash at end of period	$457,765	$1,206,618

Supplemental disclosure of cash flow information:

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

Basis of presentation

The accompanying condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Quarterly Report on Form 10-Q, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these condensed financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Note 2. Accounts Receivable

	September 30, 2009 (Unaudited)	December 31, 2008

Trade accounts receivable	$1,138,478	$2,258,156
Less allowance for bad debts	(57,449)	(20,007)
Other receivables	406,682	508,091

	$1,487,711	$2,746,240

Note 3. Property, Buildings and Equipment

	September 30, 2009 (Unaudited)	December 31, 2008

Land and land improvements	$17,007,645	$15,520,401
Buildings	23,463,125	17,274,568
Furniture, fixtures and equipment	9,705,278	7,094,331
Construction in progress	273,936	5,058,778

	50,449,984	44,948,078
Less accumulated depreciation	(4,307,834)	(2,687,835)

	$46,142,150	$42,260,243

Note 4. Intangibles

Intangible assets represent the value of contractual arrangements assumed as of July 16, 2007, including trade names, water contract, rental pool, club memberships and future bookings. The intangible assets are being amortized over the specific term or benefit period of each related contract.

SALAMANDER INNISBROOK, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Master Lease Refurbishment Program – On July 16, 2007, the Company assumed a liability to certain condominium owners under the refurbishment program committed to in the Rental Pool Master Lease Agreement (“MLA”). The liability of $629,244 represents the Company’s obligation to pay certain Rental Pool participants an amount equal to 25% or 50% of the cost to refurbish their respective units. Principal and interest payments are due quarterly for the five year repayment period of the program.

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

INNISBROOK RENTAL POOL OPERATION

CONDENSED BALANCE SHEETS

DISTRIBUTION FUND

	September 30, 2009	December 31, 2008
ASSETS

Receivable from Salamander Innisbrook, LLC for distribution	$385,673	$528,644
Interest receivable from Rental Pool Escrow Fund	4,514	10,509

	$390,187	$539,153

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

Due to Participants for distribution	$215,443	$391,628
Due to Maintenance Escrow fund	174,744	147,525

	$390,187	$539,153

MAINTENANCE ESCROW FUND

	September 30, 2009	December 31, 2008
ASSETS

Cash	$136,246	$206,118
Cash equivalents	1,715,000	1,425,000
Receivable from Distribution fund	174,912	147,525
Receivable from Salamander Innisbrook, LLC	952	5,877
Inventory	—	4,098
Interest receivable	2,855	11,372

	$2,029,965	$1,799,990

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

Accounts payable	$—	$98,682
Interest payable to Distribution fund	2,851	11,603
Carpet Care reserve	110,945	82,650
Participants’ fund balances	1,916,169	1,607,055

	$2,029,965	$1,799,990

See accompanying notes to unaudited financial statements

INNISBROOK RENTAL POOL OPERATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

GROSS REVENUES	$1,132,650	$1,557,365	6,913,330	$8,132,169

DEDUCTIONS:
Agents’ commissions	19,157	24,050	183,764	245,358
Credit card fees	32,082	43,876	213,416	229,562
Audit fees	45,000	11,250	72,500	33,750
Uncollectible room rents	—	13,637	517	13,637
Linen replacements	22,338	22,454	64,967	45,292
Rental pool complimentary fees	2,507	2,442	14,676	9,562

	121,084	117,709	549,840	577,161

ADJUSTED GROSS REVENUES	1,011,566	1,439,656	6,363,490	7,555,008

AMOUNT RETAINED BY LESSEE	(606,939)	(863,794)	(3,818,094)	(4,533,005)

GROSS INCOME DISTRIBUTION	404,627	575,862	2,545,396	3,022,003

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(1,257)	(3,818)	(6,306)	(8,047)
Miscellaneous pooling adjustments	(88)	—	2,585	—
Corporate complimentary occupancy fees	4,877	19,895	22,053	41,822
Interest	(2,876)	(3,024)	(4,871)	(9,073)
Occupancy fees	(174,744)	(208,696)	(788,075)	(823,229)
Advisory Committee expenses	(28,906)	(29,850)	(89,973)	(96,831)

NET INCOME DISTRIBUTION	201,633	350,369	1,680,809	2,126,645

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	174,744	208,696	788,075	823,229
Hospitality suite fees	231	252	2,845	4,170
Associate room fees	9,065	9,898	42,091	42,287

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	385,673	569,215	2,513,820	2,996,331

See accompanying notes to the unaudited financial statements.

INNISBROOK RENTAL POOL OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

BALANCE, beginning of period	$—	$—	$—	$—

ADDITIONS:
Amounts available for distribution	385,673	569,215	2,513,750	2,996,332
Interest received or receivable from Maintenance Escrow Fund	4,514	14,831	32,668	53,099
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(174,744)	(187,827)	(729,046)	(737,647)
Amounts accrued or paid to participants	(215,443)	(396,219)	(1,817,372)	(2,311,784)

BALANCE, end of period	$—	$—	$—	$—

MAINTENANCE ESCROW FUND

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

BALANCE, beginning of period	$1,840,932	$2,462,098	$1,639,345	$2,185,657

ADDITIONS:
Amounts withheld from occupancy fees	174,912	187,827	729,213	737,647
Interest earned	2,851	14,831	30,481	53,099
Charges to participants to establish or restore escrow balances	115,056	152,802	295,196	481,431
REDUCTIONS:
Maintenance charges	(175,816)	(209,792)	(651,921)	(735,079)
Carpet care reserve deposit	(6,787)	(7,304)	(28,295)	(28,735)
Interest accrued or paid to Distribution Fund	(2,851)	(14,831)	(30,481)	(53,099)
Refunds to participants as prescribed by the master lease agreements	(24,886)	(41,914)	(60,127)	(97,204)

BALANCE, end of period	$1,923,411	$2,543,717	$1,923,411	$2,543,717

See accompanying notes to the unaudited financial statements.

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

General

The Company operates Innisbrook Resort and Golf Club (the “Resort”) in Innisbrook, Florida, which contains 1216 condominium units of which all have been sold to third parties or to affiliates of the Company. The majority of the condominium units, 603, are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses; the remainder of the condominium units is owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities as well as administrative offices.

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

Results of operations for the three months ended September 30, 2009 and 2008 (unaudited)

	For the three months ended September 30, (unaudited)
	2009		2008		Increase (Decrease)	Percentage Change
Resort revenues	$4,851,243	100.0%	$5,757,972	100.0%	$(906,729)	-15.7%
Costs and Expenses:
Operating costs and expenses	3,179,684	65.5%	3,465,719	60.2%	(286,035)	-8.3%
General and administrative	4,236,401	87.3%	4,582,589	79.6%	(346,188)	-7.6%
Depreciation and amortization	1,278,250	26.3%	1,229,837	21.4%	48,413	3.9%
Total costs and expenses	8,694,335	179.2%	9,278,145	161.1%	(583,810)	-6.3%
Loss before interest	(3,843,092)	-79.2%	(3,520,173)	-61.1%	(322,919)	9.2%
Interest (income) expense, net	(16,548)	-0.3%	48,742	0.8%	(65,290)	-134.0%
Net loss	$(3,826,544)	-78.9%	$(3,568,915)	-62.0%	$(257,629)	7.2%

The recent global recession continues to negatively impact the results of the overall hotel market and has impacted Innisbrook during the quarter. For the three-month period ended September 30, 2009, resort revenues were $4,851,000 down 15.7% or $907,000 when compared to the third quarter in 2008. Transient and golf group travelers continued to be consistent with prior year trends and picked up where group declined in the third quarter.

Costs and Expenses for the three-month period were $8,694,336 which was 179.2% of revenues resulting in a loss before interest of $3,843,092 or -79.2% of revenues. Interest expense, realized a credit of 16,548, resulting in net loss for the three month period of $3,826,544.

Given the current business environment, Innisbrook’s marketing division continues to focus on a feasible marketing mix as well as strategies that could help the resort reap the most benefit while keeping a rein on spending. These strategies, which include increased print and electronic advertising and the use of third party distribution channels are all continuing elements of our efforts to offset the group market downturn.

Results of operations for the nine months ended September 30, 2009 and 2008 (unaudited)

	For the nine months ended September 30, (unaudited)
	2009		2008		Increase (Decrease)	Percentage Change
Resort revenues	$26,121,474	100.0%	$28,202,773	100.0%	$(2,081,299)	-7.4%
Costs and Expenses:
Operating costs and expenses	12,198,354	46.7%	13,224,890	46.9%	(1,026,536)	-7.8%
General and administrative	14,909,104	57.1%	15,593,073	55.3%	(683,969)	-4.4%
Depreciation and amortization	3,834,612	14.7%	3,689,513	13.1%	145,099	3.9%
Total costs and expenses	30,942,070	118.5%	32,507,476	115.3%	(1,565,406)	-4.8%
Loss before interest	(4,820,596)	-18.5%	(4,304,703)	-15.3%	(515,893)	12.0%
Interest expense, net	131,205	0.5%	181,778	0.6%	(50,573)	-27.8%
Net loss	$(4,951,801)	-19.0%	$(4,486,481)	-15.9%	$(465,320)	10.4%

The Resort continues to experience very short booking windows as a result of the economy and weakening real estate market. For the nine month period ended September 30, 2009, resort revenues were $26,121,474 compared to $28,202,773 in the prior year. Costs and Expenses were $30,942,070, 118.5% of revenues, which resulted in a loss before interest of $4,820,596 or -18.5% of revenues. Interest expense related primarily to leases was $131,205 resulting in net loss of $4,951,801.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

Tina Pipinos v. Salamander Innisbrook, LLC and Salamander Hospitality, LLC

Case No. 09-14563-CI, Division 07    F&H No. 017082-0001

A former employee filed a lawsuit against Salamander Innisbrook, LLC and Salamander Hospitality, LLC on or about August 18, 2009 for alleged unlawful employment practices in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. Plaintiff’s complaint alleges violations of the Family Medical Leave Act (FMLA), specifically that she was terminated for her absences while on intermittent FMLA leave. Plaintiff seeks reinstatement, equitable relief, damages for back pay and benefits, interest, liquidated damages, attorneys fees and costs.

Defendants’ answer and defenses was filed on October 23, 2009. The parties are engaged in discovery. Once written discovery and non-party discovery has concluded, we will take the Plaintiff’s deposition.

Although it is impossible to predict the outcome of this case because of the uncertainty involved in litigating any matter, at this time, the likelihood of an unfavorable outcome is small. Salamander maintains that all employment actions were for legitimate, nondiscriminatory business reasons, that discrimination policies and procedures were implemented and followed, and is prepared to vigorously defend this matter.

Michael LeFave, et al. v. Salamander Innisbrook, LLC

USDC Case No. 8:09-CV-00432-T-JDW-EAJ / Lower Case No. 09-1603-CI, Division 7    F&H No. 017082-0002

Four former employee filed a lawsuit against Salamander Innisbrook, LLC on or about January 14, 2009, for alleged unlawful employment practices in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. Plaintiffs’ complaint alleges violations of the Florida Civil Rights Act, specifically that they were each terminated on the basis of their age. On February 27, 2009, Plaintiffs filed an Amended Complaint additionally claiming violations under the Age Discrimination in Employment Act (ADEA) and to sue on behalf of themselves and others similarly situated. Plaintiffs seek conditional class certification, injunctive relief, damages for back pay and benefits, interest, front pay and benefits, compensatory damages for emotional pain and suffering, punitive damages, attorneys fees and costs.

On March 11, 2009, Defendant removed Plaintiffs’ claim to the United States District Court, Middle District of Florida, Tampa Division, on the basis of Plaintiffs’ amendment to include claims under the Federal statute (ADEA). Defendant’s answer and defenses was filed on April 7, 2009. On May 29, 2009, Plaintiffs’ filed Plaintiffs’ Motion to Create Conditional Opt-in Class and Motion to Authorize Notice to Putative Class Members. Defendant filed its motion in opposition on June 29, 2009. Magistrate Judge Elizabeth Jenkins entered a Report and Recommendation granting in part and denying in part Plaintiffs’ motion for conditional certification on October 9, 2009. Specifically, Magistrate Jenkins recommended the conditional certification of a collective class, but limited to former employees with claims that arose between August 18, 2007 and June 13, 2008. Plaintiffs filed objections to Magistrate Jenkins’ Report and Recommendation on October 19, 2009. Defendant’s response to Plaintiffs’ objections is due on Monday, November 16, 2009. In addition to the four named plaintiffs, twelve individuals have opted into the suit to date.

Although it is impossible to predict the outcome of this case because of the uncertainty involved in litigating any matter, at this time, the likelihood of an unfavorable outcome is small. Salamander maintains that all employment actions were for legitimate, nondiscriminatory business reasons, that discrimination policies and procedures were implemented and followed, and is prepared to vigorously defend this matter.

Carolyn Boswell v. Salamander Innisbrook, LLC

USDC Case No. 8:09-CV-01704-T-SDM-MAP    F&H No. 017082-0003

A former employee filed a lawsuit against Salamander Innisbrook, LLC on or about August 18, 2009, for alleged unlawful employment practices in the United States District Court, Middle District of Florida, Tampa Division. Plaintiff’s complaint alleges violations of the Age Discrimination in Employment Act and Florida Civil Rights Act of 1992 pursuant to the Notice of Right to Sue issued by the Equal Employment Opportunity Commission on July 21, 2009.

Defendant’s answer and defenses to Plaintiff’s Amended Complaint was filed on October 6, 2009. Pursuant to Federal Rule of Civil Procedure 16, counsel for the parties met and prepared the Case Management Report setting forth agreements to discovery and pretrial deadlines and suggesting to the Court that the parties could be available for trial any time after September 1, 2010. The Case Management Report was filed on October 28, 2009, however, the Court has yet to enter its Scheduling Order agreeing to the preliminary deadlines and setting the case on a trial docket.

Although it is impossible to predict the outcome of this case because of the uncertainty involved in litigating any matter, at this time, the likelihood of an unfavorable outcome is small. Salamander maintains that all employment actions were for legitimate, nondiscriminatory business reasons, that discrimination policies and procedures were implemented and followed, and is prepared to vigorously defend this matter.

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

SALAMANDER INNISBROOK, LLC (Registrant)
Date: November 16, 2009	/S/ CHUCK POMERANTZ
Chuck Pomerantz
Managing Director and Vice President

Date: November 16, 2009	/S/ DALE PELLETIER
Dale Pelletier
Chief Financial Officer