Form 10-K
period 2009-12-31
Salamander Innisbrook, LLC
filed 2010-04-15
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File No. 333-147447

SALAMANDER INNISBROOK, LLC

State of Organization: Florida	IRS Employer Identification No. 26-0442888

36750 US 19 N., Innisbrook, FL 34684

Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

596 Condominium Rental Pool Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of June 30, 2009 and December 31, 2009.

Issuer has no common stock subject to this report.

Salamander Innisbrook, LLC

Annual Report on Form 10-K for the Year Ended December 31, 2009

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

PART I

ITEM 1. BUSINESS

Background

On June 14, 2007, Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”), was organized under the laws of the state of Florida. On July 16, 2007, Salamander Innisbrook, LLC, together with its affiliates, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC (collectively, the “Buyer”), completed the purchase of the Innisbrook Resort and Golf Club (the “Resort”) and all of the equity interest in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 476 condominium owners (representing 596 units) participate in a rental pool (the “Rental Pool”) operated by the Company.

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

Markets and Marketing

The Resort is located in Innisbrook, Florida and is a destination golf resort that appeals to group convention business and leisure travelers within all market segments. The Resort caters to corporate meeting planners and sports enthusiasts within a variety of industries, the majority of which are located in the central and eastern United States. The Resort markets through most of the typical channels utilizing e-commerce, print media, 3rd party representation firms, travel agents and wholesalers.

The Resort provides condominium accommodations, four dining locations, room service, over 65,000 square feet of banquet and catering space, 72 holes of golf, golf instruction, a full service spa and fitness center, tennis center and recreational entertainment to members, business meeting attendees, group meeting guests, leisure guests and their families. The Resort offers room-only rates, golf packages, and family vacation packages. Larger golf or conference groups typically involve contractual agreements. Accordingly, we do not expect that the loss of a single conference or even a few conferences of average size would have a significant adverse impact on our business taken as a whole.

The Resort’s accommodations are condominium units that are owned by third parties or affiliates of the Company. These units are sold by registered securities brokers, including Golf Host Securities, Inc., an affiliate of the Company.

Seasonality

The Florida resort industry is seasonal in nature and historically, the Resort’s business levels are stronger in the winter and spring months as guests come from the northeast and other colder regions to enjoy the warm weather. In contrast, there is a decline in business levels during the summer months as the hot summer weather makes Florida less appealing for group golf outings and vacation destination golfers. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. The Resort may also experience reduced bookings as a result of hurricane-related concerns.

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

Competition

Conveniently located near the Florida Gulf Coast and Tampa International Airport, this full-service Resort is located within 900 acres of a dramatically landscaped setting. The Resort competes using a unique price/value strategy through its offering of spacious accommodations, high levels of customer service, award-winning golf, and one of the largest conference facilities in the southeast. Competition within the conference-related group segment of the industry is also quite competitive and typically involves similar properties within the state of Florida and throughout the southeastern United States. The Resort’s major competitors, our competitive set, are other golf and conference-oriented resorts in the southeast.

Research and Development

We have no research and development expenses.

Environmental Matters

Operations of the golf courses at the Resort involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. As of December 31, 2009, there were no violations imposed against the Company.

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

Employees

As of December 31, 2009, there were approximately 534 employees, with approximately 394 full time and approximately 140 part time or casual laborers who are engaged as needed.

Code of Ethics

See Part III, Item 10 for discussion of our Code of Business Conduct.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Resort is situated on approximately 900 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, 476, on average, participate in the Rental Pool on a year-to-year basis. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. Salamander Innisbrook Condominium, LLC, owns three condominium units, two of which participate in the rental pool in the same fashion as all other Rental Pool participants. Approximately 20% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. As a result of the potential use of lockout master bedroom units, the total number of rooms at the resort is 1216 and the average of 476 units participating in the Rental Pool at any one time is equivalent to approximately 596 hotel rooms. The Resort complex includes 72 holes of golf; practice ranges; three clubhouses with retail, golf, and food and beverage outlets; three conference and exhibit buildings; a full service spa and fitness center; six swimming pools including a themed water attraction; a recreation facility; a tennis facility and numerous administrative and support structures. These amenities are owned by the Company and have undergone substantial renovation and improvements during 2008 and 2009.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our operations, we are subject to claims and lawsuits. We do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

Tina Pipinos – On or about August 18, 2009, a former employee filed a lawsuit against the Company and Salamander Hospitality, LLC for alleged unlawful employment practices in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. Ms. Pipinos alleges a violation of the Family Medical Leave Act. Ms. Pipinos seeks reinstatement, equitable relief, damages for back pay and benefits, interest, liquidated damages, attorneys’ fees and costs. The parties are engaged in discovery. The case has not yet been scheduled for trial.

The Company maintains that all employment actions were for legitimate, nondiscriminatory business reasons, and intends to vigorously defend this matter.

Michael LeFave, et al. – On or about January 14, 2009, four former employees filed a lawsuit against the Company for alleged unlawful employment practices in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. Plaintiffs allege violations of the Florida Civil Rights Act, claiming they were each terminated because of their age. On February 27, 2009, Plaintiffs filed an Amended Complaint adding a claim under the Age Discrimination in Employment Act on their own behalf and on behalf of others similarly situated. Plaintiffs seek class certification, injunctive relief, damages for back pay and benefits, interest, front pay and benefits, compensatory damages for emotional pain and suffering, punitive damages, attorneys’ fees, and costs.

In addition to the four named plaintiffs, fourteen individuals have opted into the suit to date. The collective class is limited to former employees whose claims arose between August 18, 2007, and June 13, 2008. The putative class members have until April 5, 2010, to opt into the lawsuit. To date, seven former employees have filed individual EEOC complaints against the Company and all have currently filed consents to join the LaFave action.

The Company maintains that all employment actions were for legitimate, nondiscriminatory business reasons, and intends to vigorously defend this matter.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a single member limited liability company and do not have any stock. Our membership interests are not publicly traded.

There are a total of 902 deeded condominium units allowing Rental Pool participation by their owners, of which three are owned by our affiliate, Salamander Innisbrook Condominium, LLC.

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

ITEM 6. SELECTED FINANCIAL DATA

Not required for Smaller Reporting Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”), was formed June 14, 2007 by Salamander Farms, LLC (the “Member”). The Company, together with its affiliates, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, purchased the Innisbrook Resort and Golf Club (the “Resort”) in Innisbrook, Florida, on July 16, 2007. The Resort is a 72-hole destination golf and conference facilities, with a private club component.

Critical Accounting Policies and Estimates

The following accounting policies are considered critical by our management. These and other accounting policies require that estimates be made based on assumptions and judgment, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates under different and/or future circumstances.

Impairment of Long-Lived Assets

We annually review our long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. In reviewing for impairment of our long lived assets, we review the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by discounted cash flow analysis, giving consideration to recent operating performance and pricing trends. The Company’s management evaluated its long-lived assets for impairment and concluded there were no impairment losses related to long-lived assets for year ended December 31, 2009.

Impairment of Intangible Assets

We evaluate intangible assets for impairment annually or if a significant event occurs or circumstances indicate that the assets may not be recoverable. Factors we consider important, and which could indicate impairment, include the following: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

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

During the fourth quarter of 2009, we reviewed our intangible assets, and based on the results, we determined that no impairment of intangible assets existed at December 31, 2009, and there has been no indication of impairment since that date.

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

Loss Contingencies

We estimate loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. We do not believe that the ultimate resolution of our litigation matters will have an adverse effect on the Company’s financial position and results of operations. As such, there have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2009.

Results of Operations

	Year Ended December 31,
	2009		2008
Resort revenues	$33,110,664	100.0%	$35,007,151	100.0%
Costs and Expenses :
Operating costs and expenses	15,893,778	48.0%	16,788,020	48.0%
General and administrative	20,060,488	60.6%	19,993,533	57.1%
Depreciation and amortization	5,161,280	15.6%	4,919,351	14.1%
Total costs and expenses	41,115,546	124.2%	41,700,904	119.1%
Loss before Interest	(8,004,882)	-24.2%	(6,693,753)	-19.1%
Interest expense, net	100,866	0.3%	236,405	0.7%
Net loss	$(8,105,748)	-24.5%	$(6,930,158)	-19.8%

Although 2009 results have generally mirrored conditions that continue to dominate the national marketplace, our revenues and expenses were also impacted by the planned renovations and construction during 2009 and 2008. The economy, along with the continued construction resulted in resort revenues totaling $33,110,664 for the year ended December 31, 2009, and $35,007,151, comparatively down $1,896,487 or 5% from 2009 to 2008. Operating costs and expenses remained flat as a percentage of revenue when compared to prior year. Costs, expenses, depreciation and amortization for 2009 were $41,115,546 compared to $41,700,904 in prior year, a drop of 1.4%. Included in the Company’s cost and expenses was depreciation and amortization of $5,161,280 in 2009 and $4,919,351 in 2008, up 5%. The period’s operations resulted in a loss before interest of $8,105,748 in 2009 compared to a loss of $6,930,158 in 2008.

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

Liquidity and Capital Resources

Operating losses in 2009 and 2008 were funded by contributions from our sole member. Future operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by cash generated by the Resort’s operations, funding from our sole member or affiliates’ current cash reserves.

The operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which could have a material adverse effect on the Company’s business or financial condition.

Environmental Matters

None

Off Balance Sheet Arrangements

As of December 31, 2009, we have no unconsolidated subsidiaries.

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

See Financial Statements and Supplementary Data starting on page 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d — 15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2009, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective due to a material weakness related to training of personnel. Specifically, our controls failed to identify the requirement to report a material change to a material contract. We continue to work diligently toward implementing effective training measures within our systems, especially in addressing reporting requirements.

Management’s Report Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control framework and processes are designed to provide reasonable assurance to management regarding the reliability of financial reporting and the preparation of the Company’s financial statements in accordance with generally accepted accounting principles accepted in the United States.

As of December 31, 2009, management conducted an assessment of the Company’s internal control over financial reporting based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was not effective due to a material weakness resulting from insufficient testing of our existing controls and procedures. We intend to undertake the testing before December 31, 2010 and any weaknesses identified as a result will be corrected.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered certified public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must be considered relative to its cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information about our executive officers:

Name	Age	Position
Prem Devadas	52	Manager
Dale Pelletier	49	CFO, Salamander Hospitality LLC

Biographical Information

Prem Devadas, Manager, is a 26-year veteran of the hospitality industry. After ten years with The Potomac Hotel Group in Washington, DC, he left the Regional Director of Operations position to manage the lodging portfolio for CCA Industries whose holdings include The Jefferson Hotel in Richmond, VA, The Hermitage Hotel in Nashville, TN and Kiawah Island Resort near Charleston, SC. As Managing Director, he re-positioned the Jefferson Hotel and the Hermitage Hotel through extensive renovations and achieved Mobil 5-Star and AAA Five-Diamond awards for the respective properties. At Kiawah Island he directed the development and successful opening of the Sanctuary at Kiawah Island, the new 255 room ultra luxury hotel in August, 2004.

Dale Pelletier, Chief Financial Officer, is a thirty-one year veteran of the hospitality industry. Dale oversees the company’s financial, accounting, tax, information systems, treasury, planning and reporting activities. His extensive experience with over seventy hotels includes full service, limited service, all suites, resorts and condominium hotels both at the property and corporate levels. Dale also served as Chief Financial Officer for MEI Hotels, a hotel development, ownership, management and investment group. He was responsible for all financial activities for the company’s managed and asset managed hotels, construction and development projects and three private equity funds. Prior to MEI, Dale was Chief Financial Officer for the US operations of City Hotels, an international hotel and airline company listed on the Brussels stock exchange, with hotels in the US and Europe.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the year ended December 31, 2009 to our executive officers.

Name and Principal Position		Salary and Commission	Bonus	Other Annual Compensation	All Other Compensation
Prem Devadas Manager (1)	2009	$—	$—	$—	$—
	2008	$—	$—	$—	$—
Dale Pelletier Chief Financial Officer (1)	2009	$—	$—	$—	$—
	2008	$—	$—	$—	$—

Messrs. Devadas and Pelletier are not compensated directly by us for services as our executive officers; however, they receive compensation from an affiliate of the single member, to whom we pay management fees, for service as its executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are wholly owned by Salamander Farms, LLC which has sole voting and dispositive power over our interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

(a)	Transactions with Management and Others

None.

(b)	Certain Business Relationships

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid the Company approximately $487,000 and $460,000 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2009 and 2008, respectively.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums which were acquired from the former owner. Its condominiums participated in the Rental Pool under the MLA in the same manner as all other Rental Pool participants.

At December 31, 2009 and 2008, the Company had amounts due (to) from affiliates of $65,939 and $(88,515), respectively, which are due on demand.

Golf Hosts Securities, Inc. is an on-site real estate broker/dealer for the resale of the Resort’s condominium units owned by Salamander Farms, LLC. Approximately $31,000 and $31,000 was paid to the Company for rent and related accounting services for the years ended December 31, 2009 and 2008.

(c)	Indebtedness of Management

None.

(d)	Transactions with Promoters

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Kingery & Crouse, PA served as our independent registered accounting firm for the years ended December 31, 2009 and 2008.

The following fees were incurred for Kingery & Crouse, PA services related to our years ended December 31, 2009 and 2008.

Audit Fees: $68,250 and $76,851 for the fiscal years ended December 31, 2009 and 2008 for professional services rendered for the audit of our annual financial statements, review of the financials statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

Audit-Related Fees: None.

Tax Fees: None.

All other fees: None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements and exhibits filed as part of this annual report on Form 10-K are listed on pages 13 and 35, and are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Sole Member and Manager of Salamander Innisbrook, LLC:

We have audited the accompanying balance sheets of Salamander Innisbrook, LLC (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations and changes in member’s equity, and of cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, FL

April 14, 2010

BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
Assets
Current assets:
Cash	$997,652	$1,081,096
Accounts receivable, net	2,015,986	2,746,240
Inventories and supplies	1,003,806	1,061,977
Prepaid expenses and other	731,193	345,295
Due from affiliates	65,939	—

Total current assets	4,814,576	5,234,608
Property, buildings and equipment, net	44,882,478	42,260,243
Intangibles, net	9,235,086	12,151,661
Deposits and other assets	317,240	411,099

Total assets	$59,249,380	$60,057,611

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$942,938	$2,205,480
Accrued liabilities	1,852,263	1,812,441
Deferred revenue	2,299,725	3,128,063
Current portion refurbishment obligation	22,885	2,239,077
Current portion of capital lease obligations	108,137	149,362
Due to affiliates	—	88,515

Total current liabilities	5,225,948	9,622,938
Deferred revenue	1,062,543	893,458
Refurbishment obligation, net of current portion	62,935	84,871
Capital lease obligations, net of current portion	136,818	300,100

Total liabilities	6,488,244	10,901,367
Commitments and contingencies (Note 9)
Member’s equity	52,761,136	49,156,244

Total liabilities and member’s equity	$59,249,380	$60,057,611

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

For the Years Ended December 31, 2009 and 2008

	2009	2008
Resort revenues	$33,110,664	$35,007,151

Costs and expenses:
Hotel	3,849,824	4,152,134
Food and beverage	7,190,936	7,984,105
Golf	2,981,312	3,260,084
Other	1,871,706	1,391,697
General and administrative	20,060,488	19,993,533
Depreciation and amortization	5,161,280	4,919,351

Total costs and expenses	41,115,546	41,700,904

Loss before interest	(8,004,882)	(6,693,753)

Interest expense, net	100,866	236,405

Net loss	(8,105,748)	(6,930,158)

Member’s equity, beginning of year	49,156,244	42,028,207

Member contributions	11,710,640	14,058,195

Member’s equity, end of year	$52,761,136	$49,156,244

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities:
Net loss	$(8,105,748)	$(6,930,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	113,850	39,200
Depreciation and amortization	5,161,004	4,919,351
Loss on disposal of assets	974,276	—
Changes in operating assets and liabilities:
Decreases (increases) in:
Accounts receivable	710,266	(547,390)
Inventories and supplies	58,171	(73,742)
Prepaid expenses and other	(646,013)	418,434
Other assets	105,661	86,650
Increases (decreases) in:
Accounts payable	(1,262,544)	764,366
Accrued liabilities	39,822	(900,367)
Deposits and deferred revenue	(659,253)	1,476,928

Net cash used in operating activities	(3,510,508)	(746,728)

Cash flows from investing activities:
Purchases of property and equipment	(5,840,940)	(12,241,874)

Net cash used in investing activities	(5,840,940)	(12,241,874)

Cash flows from financing activities:
Member contributions	11,710,640	14,058,195
Repayment of capital lease obligations	(204,507)	(403,015)
Repayment of refurbishment obligations	(2,238,128)	(1,780,570)

Net cash provided by financing activities	9,268,005	11,874,610

Net decrease in cash	(83,443)	(1,113,992)

Cash at beginning of year	1,081,096	2,195,089

Cash at end of year	$997,652	$1,081,096

Supplemental disclosure of cash flow information:
Cash paid for interest	$122,535	$236,400

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO FINANCIAL STATEMENTS

1. Nature of Business

On July 16, 2007, Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”), together with its affiliates, Salamander Innisbrook Securities, LLC, and Salamander Innisbrook Condominium, LLC (collectively, the “Buyer”) completed the purchase of the Innisbrook Resort and Golf Club (the “Resort”) and all of the equity interest in Golf Host Securities, Inc.

The Company assumed control and operation of the Rental Pool Lease Operations (the “Rental Pool”) which is a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort; an average of 476 units or 596 hotel rooms participate at any given time. The Rental Pool obligated the Company to make quarterly distributions of a percentage of room revenues under the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “Master Lease” or “MLA”). As described in Note 7, the MLA also entitled Participating Owners to 50% reimbursement of the refurbishment costs of their units during Phase I through IV and 25% for Phase V refurbishments (the “Refurbishment Program”). Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed waterpark and five swimming pools.

2. Summary of Significant Accounting Policies

FASB Accounting Standards Codification - In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”), which replaced all existing FASB accounting and reporting standards. Effective for financial statements for interim and annual periods ending after September 15, 2009, the Codification is the single source of authoritative U.S. generally accepted accounting principles (GAAP) for non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants and are referenced in the Codification. References to the Codification are identified by their Accounting Standards Codification (“ASC”) Topic number and, as appropriate, the Subtopic, Section and Subsection number. Effective July 1, 2009, changes to authoritative U.S. GAAP are communicated through Accounting Standards Updates (“ASU”). Implementation of the Codification had no effect on the Company’s financial statements, except for changes in the manner in which authoritative guidance is now referenced.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements include our belief that long-lived assets, including intangibles, are recoverable, our estimates of the average lives of memberships from which we base our revenue recognition are reasonable and our belief that the litigation matters described in Note 9 will not result in a significant loss to the Company. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term. Future results could be materially affected if actual results differ from these estimates and assumptions.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, accounts payable and long term obligations. We frequently maintain cash balances in excess of federally insured limits. We have not experienced any losses in such accounts. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management’s estimates in determining the level of allowance for doubtful accounts. Overall financial strategies are reviewed periodically.

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

Liquidity - The Company believes that with the cash on hand, cash available from operations and funding from our sole member or affiliates’ current cash reserves will be sufficient to fund our operations for the foreseeable future.

Revenue Recognition and Deferred Revenue - Revenue from rooms, green fees, food and beverage sales and other merchandise sales are generally recognized at the time of sale. Membership dues and annual fees are recognized ratably over the applicable period. The following table sets forth the percentage of the Resort’s total revenues attributable to the categories listed for the years ended December 31, 2009 and 2008:

	2009	2008
Revenues
Rental pool revenues	25.1%	27.5%
Resort facilities and other resort revenue	74.9%	72.5%

Total	100.0%	100.0%

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

The Company’s management reviews accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be doubtful is included in the allowance for doubtful accounts. The balance in the allowance for doubtful accounts was $84,936 and $20,007 as of December 31, 2009 and 2008, respectively. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

Inventories and Supplies - Inventories and supplies are recorded at the lower of cost, on a first-in, first-out basis, or market.

Property, Buildings and Equipment, net - Property, buildings and equipment are stated at cost less accumulated depreciation. The Company capitalizes any asset purchase of $1,000 or more with an estimated useful life of at least three years. Depreciation is recorded using the straight line basis over the estimated useful lives of the assets. Estimated useful lives are presented in the following table:

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

Impairment of Long-Lived Assets - The Company annually reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques, giving consideration to recent operating performance and pricing trends. There were no impairment losses related to long-lived assets for the periods included herein.

Intangibles - The Company evaluates intangible assets for impairment annually or if a significant event occurs or circumstances indicate that the assets may not be recoverable. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant negative industry or economic trends. During 2009, the Company completed its annual intangible impairment assessment, and based on the results, the Company determined that no impairment of intangible assets existed at December 31, 2009.

Advertising - Advertising costs are expensed as incurred and amounted to $575,396 and $741,288 for the years ended December 31, 2009 and 2008, respectively.

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

We have adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (ASC 740-10). Under this Interpretation, we are required to evaluate each of our tax positions to determine if they are more likely than not to be sustained if the taxing authority examines the respective position. A tax position includes an entity’s tax status, including its status as a pass through entity, and the decision not to file a tax return. We have evaluated each of our tax positions and have determined that no provision or liability for income taxes is necessary.

We evaluate the validity of our conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under examination. We file income tax returns in the U.S. federal jurisdiction and the State of Virginia. We remain subject to examination by tax authorities for all years since our inception on June 14, 2007.

Recently Issued Accounting Pronouncements - The Financial Accounting Standards Board has recently issued several Financial Accounting Standards. The following pronouncements have been issued since the end of the period covered by these financial statements:

Pronouncement	Issued	Title

ASU No. 2010-01	January 2010	Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force

ASU No. 2010-02	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification

ASU No. 2010-03	January 2010	Extractive Activities – Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures

ASU No. 2010-04	January 2010	Accounting for Various Topics: Technical Corrections to SEC Paragraphs

ASU No. 2010-05	January 2010	Compensation - Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation

ASU No. 2010-06	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements

ASU No. 2010-07	January 2010	Not-for-Profit Entities (Topic 958): Not-for-Profit Entities - Mergers and Acquisitions

ASU No. 2010-08	February 2010	Technical Corrections to Various Topics

ASU No. 2010-09	February 2010	Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements

ASU No. 2010-10	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds

ASU No. 2010-11	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives

The Company has determined that the aforementioned and all other recently issued accounting standards will not have a material impact on its financial statements, or do not apply to its operations.

3. Accounts Receivable

Accounts receivable consist of the following as of December 31, 2009 and 2008:

	2009	2008
Trade accounts receivable	$1,703,753	$2,258,156
Less allowance for bad debts	(84,936)	(20,007)
Other receivables	397,169	508,091

	$2,015,986	$2,746,240

4. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of December 31, 2009 and 2008:

	2009	2008
Land and land improvements	$16,513,191	$15,520,401
Buildings	24,956,595	17,274,568
Furniture, fixtures and equipment	7,686,888	7,094,331
Construction in progress	—	5,058,778

	49,156,674	44,948,078
Less accumulated depreciation	(4,274,196)	(2,687,835)

	$44,882,478	$42,260,243

All scheduled major renovations and expansions to the Resort were completed in 2009. Included in furniture, fixtures and equipment is certain equipment including golf course maintenance equipment and computer equipment that are recorded under capital leases and that have a net book value at December 31, 2009 and 2008 of $244,973 and $449,462, respectively. The Company disposed of assets having a net book value of $787,762 resulting in a loss on disposal of $974,276 during 2009 which were no longer in service or were replaced as a result of the renovation. Depreciation expense of $2,244,429 and $1,966,627 was recorded for the years ended December 31, 2009 and 2008, respectively.

Subsequent to the acquisition of the Resort, the Company entered into various construction contracts in connection with a substantial renovation of the Resort property. The renovations were completed in 2009 and resulted in additional improvements of property, buildings and equipment, all funded through contributions made by the sole member.

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

As discussed in Note 10, a letter of agreement was entered into on September 10, 2009 extending the term of the Rental Pool MLA an additional two years through December 31, 2013. As a result, the Company determined that the remaining useful life of the intangible asset derived from the Rental Pool MLA was also extended an additional two years, and effective September 10, 2009, the remaining carrying amount of this intangible asset is being amortized over the extended term and will be fully amortized in December 2013.

		December 31,
Intangible Assets	Amortization Period	2009	2008
Water Contract	None since renewable in perpetuity	$2,030,000	$2,030,000
Rental Pool	77.5 months	9,481,717	9,481,717
Guest Bookings	36 months	1,378,000	1,378,000
Club Memberships	41.5 months	1,268,000	1,268,000
Trade Name	None since renewable in perpetuity	2,300,000	2,300,000

		$16,457,717	$16,457,717
Less accumulated amortization		(7,222,631)	(4,306,056)

		$9,235,086	$12,151,661

Amortization expense amounted to $2,916,575 and $2,952,724 for the years ended December 31, 2009 and 2008, respectively.

Anticipated amortization expense is illustrated in the table below:

Year	Principal
2010	$1,687,795
2011	1,072,430
2012	1,072,430
2013	1,072,430

$4,905,085

6. Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2009 and 2008:

	2009	2008
Rental pool lease distribution payable	$478,807	$501,400
Accrued payroll costs	1,023,840	968,639
Other	349,616	342,402

	$1,852,263	$1,812,441

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

In addition, the Company agreed to provide a refurbishment reimbursement to the respective condominium owners for units placed into the Rental Pool during 2005. The owners of these units will be paid 25% of their refurbishment investment, with interest at 2.5% per annum. The owners of these units currently receive interest and will receive principal payments beginning in 2008 and ending in 2012 for total principal payments of approximately $89,300.

The corresponding benefit to the Resort from the MLA refurbishment program was included in the valuation of the rental pool intangible asset (see Note 5).

Minimum future payments on the MLA refurbishment program are as follows:

Year	Amount
2010	$22,885
2011	28,290
2012	34,645

$85,820

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

8. Leases

The Company leases equipment under capital and operating leases. Lease expense amounted to $362,382 and $355,767 for the years ended December 31, 2009 and 2008, respectively. Future minimum lease payments under leases in excess of one year are as follows:

	Capital	Operating
2010	$125,695	$355,529
2011	123,963	334,344
2012	20,660	—

Subtotal	270,318	$689,873

Less amount representing interest	(25,363)

Total	$244,955

9. Commitments and Contingencies

Claims and Lawsuits

The Company is involved in litigation in the ordinary course of business. In the opinion of the Company’s management, insurance or indemnification from other third parties adequately covers these matters and the effect, if any, of these claims is not material to the Company’s financial condition and results of operations.

Employee Benefit Plans

The Company sponsors a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of the contributions of each employee. The Company made matching contributions of approximately $146,000 and $168,000 for the years ended December 31, 2009 and 2008, respectively.

10. Rental Pool Operations

Historically, there had been several different Rental pool programs offered to the condominium owners. Effective January 1, 2002, a new Master Lease Agreement (“NMLA”) was offered to all condominium owners. Each condominium owner may elect to participate in the NMLA. If an owner elected to participate in the NMLA, the owner was prohibited from returning to any previous agreement. Effective January 1, 2003, all but one Rental Pool participant elected to convert to the NMLA. As of January 1, 2004, all condominium owners participating in the rental pool are participating pursuant to the NMLA.

The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook Rental Pool participants and 60% to the Company. In addition, the Company has agreed, as part of the NMLA, to reimburse Rental Pool participants in the NMLA for certain refurbishment costs as described in Note 7. The NMLA was scheduled to expire in 2011, however, on September 10, 2009, a letter of agreement was signed extending the agreement two additional years, expiring December 31, 2013.

11. Related Party Transactions

The Company paid management fees to an affiliate of approximately $993,400 and $1,050,000 for the years ended December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, the amounts due (to) from affiliates amounted to $65,939 and ($88,515), respectively, which are due on demand.

RENTAL POOL LEASE OPERATION—HISTORICAL SUMMARY

The following financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the years ended December 31, 2009 and 2008.

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

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Member of Salamander Innisbrook, LLC and

the Lessors of the Innisbrook Rental Pool Lease Operation:

We have audited the balance sheets (comprised of the Distribution Fund and the Maintenance Escrow Fund) of the Innisbrook Rental Pool Lease Operation (“Rental Pool”) as of December 31, 2009 and 2008, and the related statements of operations and changes in participants’ fund balances for the years then ended. These financial statements are the responsibility of the Rental Pool’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation at December 31, 2009 and 2008, and the results of its operations and changes in the participants’ fund balance for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, FL

April 14, 2010

Innisbrook Rental Pool Lease Operation

Balance Sheets—Distribution Fund

	December 31,
	2009	2008
Assets
Receivable from Salamander Innisbrook, LLC for distribution	$464,002	$527,500
Interest receivable from maintenance escrow fund	1,933	21,469

Total assets	$465,935	$548,969

Liabilities and participants’ fund balance
Due to participants for distribution	$281,828	$401,444
Due to maintenance escrow fund	184,107	147,525

Total liabilities and participants’ fund balances	$465,935	$548,969

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheets—Maintenance Escrow Fund

	December 31,
	2009	2008
Assets
Cash	$210,783	$243,512
Certificates of deposit	1,715,000	1,425,000
Receivable from distribution fund	184,107	147,525
Receivable from Salamander Innisbrook, LLC	1,568	255
Supplies inventory	—	4,098
Interest receivable	5,437	21,349

Total assets	$2,116,895	$1,841,739

Liabilities and participants’ fund balances
Accounts payable	$55,574	$98,275
Interest payable to distribution fund	1,933	21,469

Total liabilities	57,507	119,744
Carpet care reserve	103,919	82,650
Participants’ fund balances	1,955,469	1,639,345

Total liabilities and participants’ fund balances	$2,116,895	$1,841,739

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Operations—Distribution Fund

	Year ended December 31,
	2009	2008
Gross revenues	$8,300,086	$9,620,133

Deductions:
Agents’ commissions	214,754	297,991
Credit card fees	257,292	271,435
Audit fees	118,970	45,000
Uncollectible room rents	12,928	42,246
Linen replacement	106,365	53,699
Rental pool complimentary fees	21,663	11,642

	731,972	722,013

Net revenues	7,568,114	8,898,120
Management fee	(4,540,868)	(5,338,872)

Income available for distribution	3,027,246	3,559,248
Adjustments to income available for distribution:
General pooled expenses, net of reimbursements	(7,204)	(9,190)
Corporate complimentary occupancy fees	26,204	55,490
Interest income/(expense)	(4,871)	(2,151)
Associate room fees	55,909	48,461
Occupancy fees	(984,960)	(983,520)
Advisory committee expenses	(125,497)	(132,782)
Miscellaneous pooling adjustments	2,514	—

Net income available for distribution	1,989,341	2,535,556
Adjustments to net income available for distribution:
Occupancy fees	984,960	983,520
Hospitality suite fees	3,451	4,758

Amount available for distribution to participants	$2,977,752	$3,523,834

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statement of Changes in Participants’ Fund Balances—Distribution Fund

	For the years ended December 31,
	2009	2008
Balance, beginning of year	$—	$—
Additions:
Amounts available for distribution to participants	2,977,752	3,523,834
Interest earned from maintenance escrow fund	34,601	74,568
Reductions:
Amounts withheld for maintenance escrow fund	(913,153)	(885,172)
Amounts accrued or paid to participants	(2,099,200)	(2,713,230)

Balance, end of year	$—	$—

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balances—Maintenance Escrow Fund

	For the years ended December 31,
	2009	2008

Balance, beginning of year	$1,639,345	$2,185,657

Additions
Amounts withheld from occupancy fees	913,138	885,172
Interest earned	34,696	74,568
Charges to participants to establish or restore escrow balances	385,103	578,989
Reductions:
Maintenance charges	(839,859)	(1,866,847)
Carpet care reserve deposit	(35,391)	(34,424)
Interest accrued or paid to distribution fund	(34,696)	(74,568)
Refunds to participants due under lease agreements	(106,867)	(109,202)

Balance, end of year	$1,955,469	$1,639,345

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

NOTE 1 – NATURE OF THE RENTAL POOL LEASE OPERATION AND AGREEMENTS

Overview - The Innisbrook Rental Pool Lease Operation (the “Rental Pool”) consists of condominiums located on the premises of the Innisbrook Resort and Golf Club (the “Company”, “Resort” or “Innisbrook”), which are leased by their owners (the “participants”) to Innisbrook for the purpose of making such units available for resort accommodations. Salamander Innisbrook, LLC, as owner and operator of the Resort, administers the Rental Pool.

The Rental Pool operation is highly dependent upon the operations of the Innisbrook Resort, and likewise, the Resort is also dependent upon the continued participation of condominium owners in the Rental Pool. Additionally, the Rental Pool and Resort are both impacted by the general economic conditions related to the destination resort industry.

Rental Pool Agreements - The Rental Pool operates under the provisions of a Master Lease Agreement (the “MLA” or “Agreement”), which commenced on January 1, 2002 and expires December 31, 2011, replacing all lease agreements previously in existence. On September 10, 2009, a letter of agreement was signed extending the MLA two additional years, expiring December 31, 2013.

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

As part of the Master Lease Agreement, the former Resort owner, GTA-IB, LLC, had agreed to reimburse Rental Pool participants in the MLA for up to 50% of the actual unit refurbishment costs, plus interest at a rate of 5% per annum on such amount, beginning in 2002, so long as the minimum participation threshold as defined, is maintained. Salamander Innisbrook, LLC assumed the refurbishment obligations under the Agreement when it acquired the Resort on July 16, 2007.

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

The Maintenance Escrow Fund, which is managed by the Lessors’ Advisory Committee (“LAC”), reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed on behalf of Participants or amounts due from the Distribution Fund to meet minimum escrow requirements, fund the carpet care reserve and maintain the interior of the units. The Innisbrook Rental Pool Trust was established on February 1, 2002 to create a Trust, which holds certain assets maintained in such escrow accounts.

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. This account provides funds for payment of amounts that are due from Participants under the Agreements for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $14,200 and $26,000 for the years ended December 31, 2009 and 2008, respectively.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting -The accounting records of the funds are maintained on the accrual basis of accounting.

Cash and Cash Equivalents - Cash consists of bank deposits which may, at times, exceed federally insured limits. No losses have been experienced in such accounts. The Rental Pool considers all short-term highly liquid investments with a maturity of less than a year to be cash equivalents.

Certificates of Deposit - The LAC invests amounts maintained in the maintenance escrow fund primarily in certificates of deposit held with various financial institutions. As of December 31, 2009, the certificates earned interest at rates ranging from .30% to 4.4% and have maturities ranging from four to twelve months. As of December 31, 2009, accrued interest earned amounted to $5,437 and is included in the accompanying financial statements of the maintenance escrow fund. At December 31, 2009 and 2008, the cost of these investments approximates fair value.

Revenue Recognition - Revenue from Resort operations is recognized as the related service is performed.

Accounts Receivable - Receivables are presented net of any allowances for uncollectible amounts. All receivable balances reflected in the accompanying financial statements as of December 31, 2009 and 2008 were collected in subsequent periods. As such, an allowance for doubtful accounts is not considered necessary as of December 31, 2009 and 2008.

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

Income Taxes - No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrue to the participants. The Innisbrook Rental Pool Trust files an annual tax return, which remains subject to examination by taxing authorities for years on or after 2006. Effective, January 1, 2009, the Rental Pool and related Trust adopted FASB Accounting Standards Codification Topic 740-10, “Accounting for Uncertainty in Income Taxes”. This topic requires the Rental Pool and the related Trust to evaluate each of its tax positions and the information reported in the Trust’s tax return to determine if such information and positions are more likely than not to be sustained under examination by a taxing authority. A tax position includes an entity’s tax status, which includes considerations as to the qualifications of the Trust and the decision that all fund activities pass through to the participants of the Rental Pool.

The Rental Pool and trustees of the Trust have evaluated its tax positions and have determined that no provision or liability for income taxes is necessary. Conclusions regarding uncertain tax positions are evaluated on an annual basis to determine if facts or circumstances have arisen that might cause a change in judgment regarding the likelihood of a tax position’s sustainability under examination.

Subsequent Events - In preparing these financial statements, we have considered the effects of events occurring subsequent to the date of the financial statements through April 14, 2010, the date the financial statements were issued.

NOTE 3 – RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid Innisbrook approximately $487,000 and $460,000 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, accounts payable included in the accompanying balance sheets of the Maintenance Escrow Fund include approximately $36,700 and $58,100, respectively, payable to Innisbrook for such items.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums. Two of the three condominiums participated in the Rental Pool under the MLA in the same manner as all other Rental Pool participants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMANDER INNISBROOK, LLC

Date : April 14, 2010	By:	/s/ Prem Devadas
Prem Devadas
Manager (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devadas Prem Devadas	Manager (Principal Executive Officer)	April 14, 2010

/s/ Dale Pelletier Dale Pelletier	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 14, 2010

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Organization of Salamander Innisbrook LLC

10.1	Letter of Agreement, By and Between Innisbrook Lessor’s Advisory Committee and Salamander Innisbrook, LLC dated September 10, 2009.

14.1	Code of Business conduct

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002