Form 10-Q
period 2010-03-31
Salamander Innisbrook, LLC
filed 2010-05-18
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The Rental Pool operated by the Registrant has 597 Participants.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash	$2,837,436	$997,652
Accounts receivable trade, net	3,443,848	2,015,986
Inventories and supplies	938,975	1,003,806
Prepaid expenses and other	753,861	731,193
Due from affiliates	5,183	65,939

Total current assets	7,979,303	4,814,576

Property, buildings and equipment, net	44,286,624	44,882,478
Intangibles, net	8,813,138	9,235,086
Deposits and other assets	317,240	317,240

Total assets	$61,396,305	$59,249,380

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$748,281	$942,938
Accrued liabilities	3,642,669	1,852,263
Deferred revenue	2,287,584	2,299,725
Current portion of long term-refurbishment	24,316	22,885
Current portion of capital lease obligations	109,646	108,137

Total current liabilities	6,812,496	5,225,948

Deferred revenue	1,095,867	1,062,543
Refurbishment obligation, net of current portion	55,784	62,935
Capital lease obligations, net of current portion	98,444	136,818

Total liabilities	8,062,591	6,488,244

Member’s equity	53,333,714	52,761,136

Total liabilities and member’s equity	$61,396,305	$59,249,380

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	For the three months ended March 31,
	2010	2009

Resort revenues	$11,494,746	$12,658,470

Costs and expenses:
Operating costs and expenses	4,542,385	4,957,511
General and administrative	5,290,263	5,780,088
Depreciation and amortization	1,033,581	1,278,180

Total costs and expenses	10,866,229	12,015,779

Operating income	628,517	642,691

Interest expense, net	10,678	79,625

Net income	617,839	563,066

Member’s equity, beginning of period	52,761,136	49,156,244
Member’s contributions (distributions)	(45,261)	5,590,969

Member’s equity, end of period	$53,333,714	$55,310,279

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities:
Net income	$617,839	$563,066
Adjustments to reconcile net income to net cash provided (used in) operating activities
Provision for bad debt expense	9,000	12,878
Depreciation and amortization	1,033,581	1,278,180
Loss on disposal of property & equipment	18,317	—
Other changes in operating assets and liabilities	282,988	(2,248,831)

Net cash provided by (used in) operating activities	1,961,725	(394,707)

Cash flows from investing activities:
Capital expenditures	(34,095)	(4,221,351)

	(34,095)	(4,221,351)

Cash flows from financing activities:
Member contributions (distributions)	(45,261)	5,590,969
Repayment of capital lease obligations	(36,865)	(45,908)
Repayment of refurbishment obligation	(5,720)	(505,903)

Net cash provided by (used in) financing activities	(87,846)	5,039,158

Net increase in cash	1,839,784	423,100

Cash at beginning of period	997,652	1,081,096

Cash at end of period	$2,837,436	$1,504,196

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,678	$78,375

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

The Company assumed control and operation of the Rental Pool Lease Operations (the “Rental Pool”) which is a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort; an average of 450 owners or 597 hotel rooms participate at any given time. The Rental Pool obligated the Company to make quarterly distributions of a percentage of room revenues under the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “Master Lease” or “MLA”). As described in Note 7, the MLA also entitled Participating Owners to 50% reimbursement of the refurbishment costs of their units during Phase I through IV and 25% for Phase V refurbishments (the “Refurbishment Program”). Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

Basis of presentation

The accompanying condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Quarterly Report on Form 10-Q, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these condensed financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Note 2. Accounts Receivable

	March 31, 2010	December 31, 2009
	(Unaudited)

Trade accounts receivable	$3,244,099	$1,703,753
Less allowance for bad debts	(98,179)	(84,936)
Other receivables	297,928	397,169

	$3,443,848	$2,015,986

Note 3. Property, Buildings and Equipment

	March 31, 2010	December 31, 2009
	(Unaudited)

Land and land improvements	$16,513,191	$16,513,191
Buildings	24,956,595	24,956,595
Furniture, fixtures and equipment	7,680,277	7,686,888

	49,150,063	49,156,674
Less accumulated depreciation	(4,863,439)	(4,274,196)

	$44,286,624	$44,882,478

Note 4. Intangibles

Intangible assets represent the value of contractual arrangements assumed as of July 16, 2007, including trade names, water contract, rental pool, club memberships and future bookings. The intangible assets are being amortized over the specific term or benefit period of each related contract.

Intangible Assets	Amortization Period	March 31, 2010	December 31, 2009
		(Unaudited)

Water Contract	None since renewable in perpetuity	$2,030,000	$2,030,000
Rental Pool	77.5 months	9,481,717	9,481,717
Guest Bookings	36 months	1,378,000	1,378,000
Club Memberships	41.5 months	1,268,000	1,268,000
Trade Name	None since renewable in perpetuity	2,300,000	2,300,000

		16,457,717	16,457,717
Less accumulated amortization		(7,644,579)	(7,222,631)

		$8,813,138	$9,235,086

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

Master Lease Refurbishment Program – On July 16, 2007, the Company assumed a liability to certain condominium owners under the refurbishment program committed to in the Rental Pool Master Lease Agreement (“MLA”). The liability of $80,100 represents the Company’s obligation to pay certain Rental Pool participants an amount equal to 25% of the cost to refurbish their respective units. Principal and interest payments are due quarterly for the five year repayment period of the program.

Note 6. Commitments and Contingencies

Claims and Lawsuits

The Company is involved in litigation in the ordinary course of business. In the opinion of the Company’s management, insurance or indemnification from other third parties adequately covers these matters and the effect, if any, of these claims is not material to the Company’s financial condition and results of operations.

Note 7. Related Party Transactions

The Company paid management fees to an affiliate of $344,842 and $380,742 for the three months ended March 31, 1010 and 2009, respectively.

At March 31, 2010 and 2009, the amounts due from affiliates were $5,183 and $65,939, respectively, which are due on demand.

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

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

DISTRIBUTION FUND

	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	$1,162,661	$464,002
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	3,216	1,933

	$1,165,877	$465,935

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$849,214	$281,828
DUE TO MAINTENANCE ESCROW FUND	316,663	184,107
PARTICIPANTS’ FUND BALANCES	—	—

	$1,165,877	$465,935

MAINTENANCE ESCROW FUND

	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS

CASH	$127,227	$210,783
CERTIFICATES OF DEPOSIT	1,850,000	1,715,000
RECEIVABLE FROM DISTRIBUTION FUND	316,664	184,107
RECEIVABLE FROM INNISBROOK	—	1,568
INTEREST RECEIVABLE	4,176	5,437

	$2,298,067	$2,116,895

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

ACCOUNTS PAYABLE	$55,643	$55,574
INTEREST PAYABLE TO DISTRIBUTION FUND	3,215	1,933
CARPET CARE RESERVE	106,399	103,919
PARTICIPANTS’ FUND BALANCES	2,132,810	1,955,469

	$2,298,067	$2,116,895

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(Unaudited)

	For the three months ended March 31,
	2010	2009

GROSS REVENUES	$3,156,337	$3,751,144

DEDUCTIONS:
Agents’ commissions	88,467	125,109
Credit card fees	88,975	107,685
Audit fees	26,175	11,250
Linen replacements	23,230	26,378
Rental pool complimentary fees	6,933	4,660

	233,780	275,082

ADJUSTED GROSS REVENUES	2,922,557	3,476,062

AMOUNT RETAINED BY LESSEE	(1,753,535)	(2,085,637)

GROSS INCOME FOR DISTRIBUTION	1,169,022	1,390,425

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(726)	(1,899)
Miscellaneous pool adjustments	189	—
Corporate complimentary occupancy fees	3,601	11,390
Interest	—	(998)
Occupancy fees	(347,035)	(341,508)
Advisory Committee expenses	(28,718)	(28,508)

NET INCOME AVAILABLE DISTRIBUTION	796,333	1,028,902

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	347,035	341,508
Hospitality suite fees	1,212	1,462
Associate room fees	18,081	22,148

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$1,162,661	$1,394,020

See accompanying notes to the unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	March 31,
	2010	2009

BALANCE, beginning of period	$—	$—
ADDITIONS:
Amounts available for distribution	1,162,661	1,394,020
Interest received or receivable from Maintenance Escrow Fund	3,216	19,221
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(316,663)	(308,610)
Amounts accrued or paid to participants	(849,214)	(1,104,631)

BALANCE, end of period	$—	$—

MAINTENANCE ESCROW FUND

	March 31,
	2010	2009

BALANCE, beginning of period	$1,955,469	$1,607,055
ADDITIONS:
Amounts withheld from occupancy fees	316,663	308,610
Interest earned	3,215	19,444
Charges to participants to establish or restore escrow balances	73,350	83,530
REDUCTIONS:
Maintenance charges	(168,380)	(181,907)
Carpet care reserve deposit	(5,260)	(11,953)
Interest accrued or paid to Distribution Fund	(3,215)	(19,444)
Refunds to participants as prescribed by the master lease agreements	(38,032)	(29,957)

BALANCE, end of period	$2,133,810	$1,775,378

See accompanying notes to the unaudited condensed financial statements.

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

In addition, the MLA provided to the Participants who refurbished units entering the Rental Pool during 2005, the Company assumed the obligation to reimburse the Participants an amount up to 25% of the actual unit refurbishment costs, plus interest at a rate of 2.5% per annum. The obligation to reimburse the refurbishment costs and pay interest thereon applies only if certain minimum participation thresholds are maintained.

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

General

The Company operates Innisbrook Resort and Golf Club (the “Resort”) in Innisbrook, Florida, which contains 1,216 condominium units of which all have been sold to third parties or to affiliates of the Company. The majority of the condominium units, 597, are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses; the remainder of the condominium units are owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities as well as administrative offices.

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

Results of operations for the three months ended March 31, 2010 and 2009 (unaudited)

	Three months ended March 31, 2010%		Three months ended March 31, 2009%		Inc/(dec)	% Chg
Resort Revenues	$11,494,746	100.0%	$12,658,470	100.0%	$(1,163,724)	-9.2%
Costs and Expenses:
Operating costs and expenses	4,542,385	39.5%	4,957,511	39.2%	(415,126)	-8.4%
General and administrative	5,290,263	46.0%	5,780,088	45.7%	(489,825)	-8.5%
Depreciation and amortization	1,033,581	9.0%	1,278,180	10.1%	(244,599)	-19.1%

Total costs and expenses	10,866,229	94.5%	12,015,779	94.9%	(1,149,550)	-9.6%
Income before interest	628,517	5.5%	642,691	5.1%	(14,174)	-2.2%
Interest (income) expense, net	10,678	0.1%	79,625	0.6%	(68,947)	-86.6%

Net income	$617,839	5.4%	$563,066	4.4%	$54,773	9.7%

The first quarter results illustrate that our efforts in attracting travelers continues to pay off. Occupancy levels, during this difficult time, were sustained as compared to the same time last year. With occupancy levels relatively flat, the overall decline of 9.2% in room revenue was attributable to a decline in our average rate from prior year as the market continues to be extremely competitive and rate driven. For the three-month period ended March 31, 2010, the resort generated revenues of $11,494,746 down 9.2% or $1,163,724 when compared to the first quarter in 2009. Another substantial part of the decline within the 1st quarter was attributable to the high rate and occupancy levels during the 2009 Super Bowl.

Costs and Expenses for the three-month period were $10,866,229 showing a reduction in spending of $1,149,550 or 10% to the prior year and resulted in income before interest of $628,516, or 5.5% of revenues. Interest expense in the first quarter of 2010 was down substantially from prior years due to the buyout of leases resulting in an overall net income for the three month period of $617,839 or 5.4%.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2010. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

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

In addition to the four named plaintiffs, fifteen individuals have opted into the suit. The collective class is limited to former employees whose claims arose between August 18, 2007, and June 13, 2008. To date, seven former employees have filed individual EEOC complaints against the Company and all have currently filed consents to join the LaFave action.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMANDER INNISBROOK, LLC (Registrant)

Date: May 17, 2010	/s/ Prem Devedas
Prem Devedas
Manager

Date: May 17, 2010	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer (Principal Financial and Accounting Officer)