Form 10-Q
period 2010-06-30
Salamander Innisbrook, LLC
filed 2010-08-16
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The Rental Pool operated by the Registrant has 594 Participants.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash	$2,160,742	$997,652
Accounts receivable trade, net	2,067,111	2,015,986
Inventories and supplies	899,320	1,003,806
Prepaid expenses and other	437,829	731,193
Due from affiliates	79,578	65,939

Total current assets	5,644,580	4,814,576

Property, buildings and equipment, net	43,765,090	44,882,478
Intangibles, net	8,391,189	9,235,086
Deposits and other assets	312,302	317,240

Total assets	$58,113,161	$59,249,380

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$463,172	$942,938
Accrued liabilities	2,405,063	1,852,263
Deferred revenue	1,932,013	2,299,725
Current portion of long term-refurbishment	25,810	22,885
Current portion of capital lease obligations	111,294	108,137

Total current liabilities	4,937,352	5,225,948

Deferred revenue	1,129,679	1,062,543
Refurbishment obligation, net of current portion	48,632	62,935
Capital lease obligations, net of current portion	80,187	136,818

Total liabilities	6,195,850	6,488,244

Member’s equity	51,917,311	52,761,136

Total liabilities and member’s equity	$58,113,161	$59,249,380

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009

Resort revenues	$8,938,748	$8,611,761	$20,433,494	$21,270,231

Costs and expenses:
Operating costs and expenses	3,913,659	4,061,158	8,456,044	9,018,669
General and administrative	4,557,143	4,892,615	9,847,406	10,672,703
Depreciation and amortization	1,030,003	1,278,182	2,063,584	2,556,362

Total costs and expenses	9,500,805	10,231,955	20,367,034	22,247,734

Operating income/(loss)	(562,057)	(1,620,194)	66,460	(977,503)

Interest expense, net	7,790	68,128	18,468	147,753

Net income/(loss)	(569,847)	(1,688,322)	47,992	(1,125,256)

Member’s equity, beginning of period	53,333,714	55,310,279	52,761,136	49,156,244
Member’s contributions (distributions)	(846,556)	1,330,143	(891,817)	6,921,112

Member’s equity, end of period	$51,917,311	$54,952,100	$51,917,311	$54,952,100

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2010	2009

Operating activities:
Net income/(loss)	$47,992	$(1,125,256)
Adjustments to reconcile net income/(loss) to net cash provided (used in) operating activities
Provision for bad debt expense	9,000	26,758
Depreciation and amortization	2,063,584	2,556,362
Loss on disposal of property & equipment	18,317	—
Other changes in operating assets and liabilities	101,482	(2,276,674)

Net cash provided by (used in) operating activities	2,240,375	(818,810)

Cash flows from investing activities:
Capital expenditures	(120,616)	(5,328,989)

	(120,616)	(5,328,989)

Cash flows from financing activities:
Member contributions (distributions)	(891,817)	6,921,112
Repayment of capital lease obligations	(53,474)	(144,457)
Repayment of refurbishment obligation	(11,378)	(1,010,756)

Net cash provided by (used in) financing activities	(956,669)	5,765,899

Net increase/(decrease) in cash	1,163,090	(381,900)

Cash at beginning of period	997,652	1,081,096

Cash at end of period	$2,160,742	$699,196

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,468	$110,402

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

The Company assumed control and operation of the Rental Pool Lease Operations (the “Rental Pool”) which is a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort; an average of 429 owners or 594 hotel rooms participate at any given time. The Rental Pool obligated the Company to make quarterly distributions of a percentage of room revenues under the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “Master Lease” or “MLA”). As described in Note 7, the MLA also entitled Participating Owners to 50% reimbursement of the refurbishment costs of their units during Phase I through IV and 25% for Phase V refurbishments (the “Refurbishment Program”). Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

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

Note 2. Accounts Receivable

	June 30, 2010	December 31, 2009
	(Unaudited)

Trade accounts receivable	$1,768,775	$1,703,753
Less allowance for bad debts	(76,179)	(84,936)
Other receivables	374,515	397,169

	$2,067,111	$2,015,986

Note 3. Property, Buildings and Equipment

	June 30, 2010	December 31, 2009
	(Unaudited)

Land and land improvements	$16,544,384	$16,513,191
Buildings	24,948,272	24,956,595
Furniture, fixtures and equipment	7,743,928	7,686,888

	49,236,584	49,156,674
Less accumulated depreciation	(5,471,494)	(4,274,196)

	$43,765,090	$44,882,478

Note 4. Intangibles

Intangible assets represent the value of contractual arrangements assumed as of July 16, 2007, including trade names, water contract, rental pool, club memberships and future bookings. The intangible assets are being amortized over the specific term or benefit period of each related contract.

Intangible Assets	Amortization Period	June 30, 2010	December 31, 2009
		(Unaudited)

Water Contract	None since renewable in perpetuity	$2,030,000	$2,030,000
Rental Pool	77.5 months	9,481,717	9,481,717
Guest Bookings	36 months	1,378,000	1,378,000
Club Memberships	41.5 months	1,268,000	1,268,000
Trade Name	None since renewable in perpetuity	2,300,000	2,300,000

		16,457,717	16,457,717
Less accumulated amortization		(8,066,528)	(7,222,631)

		$8,391,189	$9,235,086

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

Master Lease Refurbishment Program – On July 16, 2007, the Company assumed a liability to certain condominium owners under the refurbishment program committed to in the Rental Pool Master Lease Agreement (“MLA”). The liability of $74,442 represents the Company’s obligation to pay certain Rental Pool participants an amount equal to 25% of the cost to refurbish their respective units. Principal and interest payments are due quarterly for the five year repayment period of the program.

Note 6. Commitments and Contingencies

Claims and Lawsuits

The Company is involved in litigation in the ordinary course of business. In the opinion of the Company’s management, insurance or indemnification from other third parties adequately covers these matters and the effect, if any, of these claims is not material to the Company’s financial condition and results of operations.

Note 7. Related Party Transactions

The Company paid management fees to an affiliate of $268,163 and $257,382 for the three months ended; $613,004 and $638,124 for the six months ended June 30, 2010 and 2009, respectively, which is included in general and administrative expense.

At June 30, 2010 and December 31, 2009, the amounts due from affiliates was $79,578 and $65,939, respectively, which are due on demand.

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

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

DISTRIBUTION FUND

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Receivable from Salamander Innisbrook, LLC for distribution	$785,860	$464,002
Interest receivable from Rental Pool Escrow Fund	3,047	1,933

	$788,907	$465,935

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

Due to Participants for distribution	$512,436	$281,828
Due to Maintenance Escrow fund	276,471	184,107

	$788,907	$465,935

MAINTENANCE ESCROW FUND
ASSETS

Cash	$166,917	$210,782
Cash equivalents	1,945,000	1,715,000
Receivable from Distribution fund	276,471	184,108
Receivable from Salamander Innisbrook, LLC	—	1,568
Inventory	18,875	—
Interest receivable	4,763	5,437

	$2,412,026	$2,116,895

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

Accounts payable	$17,564	$55,574
Interest payable to Distribution fund	3,047	1,933
Carpet Care reserve	107,985	103,919
Participants’ fund balances	2,283,430	1,955,469

	$2,412,026	$2,116,895

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

GROSS REVENUES	$2,201,637	$2,029,467	$5,357,974	$5,780,611

DEDUCTIONS:
Agents’ commissions	80,562	39,498	169,029	164,607
Credit card fees	62,023	73,649	150,998	181,334
Audit fees	26,175	16,250	52,350	27,500
Uncollectible room rents	2,000	517	2,000	517
Linen replacements	7,575	16,251	30,805	42,629
Rental pool complimentary fees	8,344	7,508	15,277	12,168

	186,679	153,673	420,459	428,755

ADJUSTED GROSS REVENUES	2,014,958	1,875,794	4,937,515	5,351,856

AMOUNT RETAINED BY LESSEE	(1,208,975)	(1,125,518)	(2,962,510)	(3,211,155)

GROSS INCOME DISTRIBUTION	805,983	750,276	1,975,005	2,140,701

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(1,223)	(3,150)	(1,949)	(5,049)
Miscellaneous pooling adjustments	1,486	2,673	1,675	2,673
Corporate complimentary occupancy fees	2,034	5,786	5,635	17,176
Interest	—	(998)	—	(1,996)
Occupancy fees	(306,099)	(271,823)	(653,134)	(613,331)
Advisory Committee expenses	(32,723)	(32,559)	(61,441)	(61,067)

NET INCOME DISTRIBUTION	469,458	450,205	1,265,791	1,479,107

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	306,099	271,823	653,134	613,331
Hospitality suite fees	1,091	1,151	2,303	2,613
Associate room fees	9,212	10,878	27,293	33,026

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$785,860	$734,057	$1,948,521	$2,128,077

See accompanying notes to the unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

BALANCE, beginning of period	$—	$—	$—	$—

ADDITIONS:
Amounts available for distribution	785,860	734,057	1,948,521	2,128,077
Interest received or receivable from Maintenance Escrow Fund	3,047	8,933	6,263	28,154
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(276,471)	(245,691)	(593,134)	(554,301)
Amounts accrued or paid to participants	(512,436)	(497,298)	(1,361,650)	(1,601,929)

BALANCE, end of period	$—	$—	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

BALANCE, beginning of period	$2,132,810	$1,807,668	$1,955,469	$1,639,345

ADDITIONS:
Amounts withheld from occupancy fees	276,472	245,691	593,135	554,301
Interest earned	3,047	8,186	3,047	27,630
Charges to participants to establish or restore escrow balances	36,594	96,610	109,944	180,140
REDUCTIONS:
Maintenance charges	(156,509)	(294,198)	(325,889)	(476,105)
Carpet care reserve deposit	(4,592)	(9,555)	(9,852)	(21,508)
Interest accrued or paid to Distribution Fund	(3,047)	(8,186)	(3,047)	(27,630)
Refunds to participants as prescribed by the master lease agreements	(1,345)	(5,284)	(39,377)	(35,241)

BALANCE, end of period	$2,283,430	$1,840,932	$2,283,430	$1,840,932

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company operates Innisbrook Resort and Golf Club (the “Resort”) in Innisbrook, Florida, which contains 1,216 condominium units of which all have been sold to third parties or to affiliates of the Company. A large number of the condominium units, 594, are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses; the remainder of the condominium units are owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities as well as administrative offices.

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

Results of operations for the three months ended June 30, 2010 and 2009 (unaudited)

	Three months ended June 30, 2010%		Three months ended June 30, 2009%		Inc/(dec)	% Chg

Resort Revenues	$8,938,748	100.0%	$8,611,761	100.0%	$326,987	3.8%
Costs and Expenses:
Operating costs and expenses	3,913,659	43.8%	4,061,158	47.2%	(147,499)	-3.6%
General and administrative	4,557,143	51.0%	4,892,615	56.8%	(335,472)	-6.9%
Depreciation and amortization	1,030,003	11.5%	1,278,182	14.8%	(248,179)	-19.4%

Total costs and expenses	9,500,805	106.3%	10,231,955	118.8%	(731,150)	-7.1%
Income before interest	(562,057)	-6.3%	(1,620,194)	-18.8%	1,058,137	-65.3%
Interest (income) expense, net	7,790	0.1%	68,128	0.8%	(60,338)	-88.6%

Net loss	$(569,847)	-6.4%	$(1,688,322)	-19.6%	$1,118,475	-66.2%

For the three month period ended June 30, 2010, the resort generated overall revenues of $8,938,748 up 3.8% or $ 326,987 when compared to the same period in 2009. The results illustrate that our efforts in attracting travelers continues to pay off. Overall occupancy levels, during this difficult time, grew 3.2% from the same time period last year. Competitive pressure within the marketplace continues to be on rate which was down only 81 cents for the property when compared to prior year. With occupancy levels up, and the average rate relatively flat, the Resort generated an additional 8.6% in room revenue over prior year.

Costs and Expenses for the three month period ended June 30, 2010 were $9,500,805 showing a decline in spending of $731,150 or 7.1% when compared to the prior year. Continued compression of expenses combined with the additional $326,987 in revenue resulted in a much more controlled loss before interest of $562,057, or -6.3% of revenues. Much of the interest expense was eliminated in the first and second quarter of 2010 due to the buyout and renegotiation of leases. The net loss after interest, depreciation and amortization was $569,847 which was a 66% improvement over the prior year.

Results of operations for the six months ended June 30, 2010 and 2009 (unaudited)

	Six months ended June 30, 2010%		Six months ended June 30, 2009%		Inc/(dec)	% Chg

Resort Revenues	$20,433,494	100.0%	$21,270,231	100.0%	$(836,737)	-3.9%
Costs and Expenses:
Operating costs and expenses	8,456,044	41.4%	9,018,669	42.4%	(562,625)	-6.2%
General and administrative	9,847,406	48.2%	10,672,703	50.2%	(825,297)	-7.7%
Depreciation and amortization	2,063,584	10.1%	2,556,362	12.0%	(492,778)	-19.3%

Total costs and expenses	20,367,034	99.7%	22,247,734	104.6%	(1,880,700)	-8.5%
Income before interest	66,460	0.3%	(977,503)	-4.6%	1,043,963	-106.8%
Interest (income) expense, net	18,468	0.1%	147,753	0.7%	(129,285)	-87.5%

Net income/(loss)	$47,992	0.2%	$(1,125,256)	-5.3%	$1,173,248	-104.3%

For the six month period ended June 30, 2009, resort revenues were $20,433,494 compared to $21,270,231 in the prior year. Costs and Expenses were $20,367,034 which was 99.7% of revenues resulting in net income before interest of $66,460 or .3% of revenues. Interest expense of $18,468 was down significantly from prior year resulting in net income of $47,992. Overall net income for the first six months of 2010 dramatically improved with an overall savings from same time last year of $1,173,248.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of operations, the Company is subject to claims and lawsuits. The Company does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on its financial position.

Michael LeFave, et al. – On or about February 27, 2009, four former employees filed a Complaint in Federal Court for the Middle District of Florida, Tampa Division, on behalf of themselves and others who are similarly situated. Thirteen individuals opted into the Michael LeFave et al. suit as class members (including Ms. Pipinos mentioned separately below) joining the original four. The claim alleges unlawful employment practices including violations of the Florida Civil Rights Act and the Age Discrimination in Employment Act. Plaintiffs’ “Class” for the class action was conditionally certified but remains subject to decertification pending further factual analysis by the Court. The Company maintains that all employment actions were for legitimate, nondiscriminatory business reasons, and it intends to continue to vigorously defend these matters. Nevertheless, the Company’s attorneys are working with a federally appointed mediator to resolve all of these legal actions, and the Company anticipates a complete settlement within the limits of insurance coverage.

Tina Pipinos – On or about August 18, 2009, a former employee filed a lawsuit against the Company and Salamander Hospitality, LLC (Salamander Hospitality, LLC has been dismissed from the case) for alleged unlawful employment practices in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. Ms. Pipinos also alleges a violation of the Family Medical Leave Act. Ms. Pipinos seeks reinstatement, equitable relief, damages for back pay and benefits, interest, liquidated damages, attorneys’ fees and costs. The parties are engaged in discovery. The case has not yet been scheduled for trial.

Item 1A. Risk Factors

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Removed and Reserved

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

SALAMANDER INNISBROOK, LLC (Registrant)

Date: August 16, 2010	/s/ Prem Devedas
Prem Devedas
Manager

Date: August 16, 2010	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer (Principal Financial and Accounting Officer)