Form 10-Q
period 2010-09-30
Salamander Innisbrook, LLC
filed 2010-11-16
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash	$857,702	$997,652
Accounts receivable trade, net	1,459,833	2,015,986
Inventories and supplies	892,737	1,003,806
Prepaid expenses and other	767,006	731,193
Due from affiliates	104,216	65,939

Total current assets	4,081,494	4,814,576

Property, buildings and equipment, net	43,329,888	44,882,478
Intangibles, net	7,969,240	9,235,086
Deposits and other assets	303,868	317,240

Total assets	$55,684,490	$59,249,380

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$534,921	$942,938
Accrued liabilities	2,185,853	1,852,263
Deferred revenue	2,304,898	2,299,725
Current portion of long term-refurbishment	27,304	22,885

Current portion of capital lease obligations	113,812	108,137
Total current liabilities	5,166,788	5,225,948

Deferred revenue	1,117,375	1,062,543
Refurbishment obligation, net of current portion	41,480	62,935
Capital lease obligations, net of current portion	46,167	136,818

Total liabilities	6,371,810	6,488,244

Member’s equity	49,312,680	52,761,136

Total liabilities and member’s equity	$55,684,490	$59,249,380

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Resort revenues	$4,581,132	$4,851,243	$25,014,626	$26,121,474

Costs and expenses:
Operating costs and expenses	2,641,930	3,179,684	11,097,974	12,198,354
General and administrative	3,696,788	4,236,401	13,544,194	14,909,104
Depreciation and amortization	996,941	1,278,250	3,060,525	3,834,612

Total costs and expenses	7,335,659	8,694,335	27,702,693	30,942,070

Operating loss	(2,754,527)	(3,843,092)	(2,688,067)	(4,820,596)

Interest (income) expense, net	6,188	(16,548)	24,656	131,205

Net loss	(2,760,715)	(3,826,544)	(2,712,723)	(4,951,801)

Member’s equity, beginning of period	51,917,311	54,952,100	52,761,136	49,156,244
Member’s contributions (distributions)	156,084	2,506,657	(735,733)	9,427,770

Member’s equity, end of period	$49,312,680	$53,632,213	$49,312,680	$53,632,213

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2010	2009

Operating activities:
Net loss	$(2,712,723)	$(4,951,801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Provision for bad debt expense	9,000	34,047
Depreciation and amortization	3,060,525	3,834,612
Loss on disposal of property & equipment	18,317	—
Other changes in operating assets and liabilities	583,082	(1,520,799)

Net cash provided by (used in) operating activities	958,201	(2,603,941)

Cash flows from investing activities:
Capital expenditures	(260,406)	(5,501,906)
Intangibles	—	(78,956)

	(260,406)	(5,580,862)

Cash flows from financing activities:
Member contributions (distributions)	(735,733)	9,427,770
Repayment of capital lease obligations	(84,976)	(171,594)
Repayment of refurbishment obligation	(17,036)	(1,694,704)

Net cash provided by (used in) financing activities	(837,745)	7,561,472

Net decrease in cash	(139,950)	(623,331)

Cash at beginning of period	997,652	1,081,096

Cash at end of period	$857,702	$457,765

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,656	$174,475

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

Note 2. Accounts Receivable

	September 30, 2010	December 31, 2009
	(Unaudited)

Trade accounts receivable	$1,118,205	$1,703,753
Less allowance for bad debts	(75,973)	(84,936)
Other receivables	417,601	397,169

	$1,459,833	$2,015,986

Note 3. Property, Buildings and Equipment

	September 30, 2009	December 31, 2009
	(Unaudited)

Land and land improvements	$16,545,687	$16,513,191
Buildings	24,948,272	24,956,595
Furniture, fixtures and equipment	7,879,416	7,686,888

	49,373,375	49,156,674
Less accumulated depreciation	(6,043,487)	(4,274,196)

	$43,329,888	$44,882,478

Note 4. Intangibles

Intangible assets represent the value of contractual arrangements assumed as of July 16, 2007, including trade names, water contract, rental pool, club memberships and future bookings. The intangible assets are being amortized over the specific term or benefit period of each related contract.

Intangible Assets	Amortization Period	September 30, 2010	December 31, 2009
		(Unaudited)

Water Contract	None since renewable in perpetuity	$2,030,000	$2,030,000
Rental Pool	77.5 months	9,481,717	9,481,717
Guest Bookings	36 months	1,378,000	1,378,000
Club Memberships	41.5 months	1,268,000	1,268,000
Trade Name	None since renewable in perpetuity	2,300,000	2,300,000

		16,457,717	16,457,717
Less accumulated amortization		(8,488,477)	(7,222,631)

		$7,969,240	$9,235,086

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

Master Lease Refurbishment Program – On July 16, 2007, the Company assumed a liability to certain condominium owners under the refurbishment program committed to in the Rental Pool Master Lease Agreement (“MLA”). The liability of $68,784 represents the Company’s obligation to pay certain Rental Pool participants an amount equal to 25% of the cost to refurbish their respective units. Principal and interest payments are due quarterly for the five year repayment period of the program.

Note 6. Commitments and Contingencies

Claims and Lawsuits

The Company is involved in litigation in the ordinary course of business. In the opinion of the Company’s management, insurance or indemnification from other third parties adequately covers these matters and the effect, if any, of these claims is not material to the Company’s financial condition and results of operations.

Note 7. Related Party Transactions

The Company paid management fees to an affiliate of $137,504 and $145,521 for the three months ended; $750,509 and $783,645 for the nine months ended September 30, 2010 and 2009, respectively, which is included in general and administrative expense.

At September 30, 2010 and December 31, 2009, the amounts due from affiliates were $104,216 and $65,939, respectively, which are due on demand.

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

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

DISTRIBUTION FUND

	September 30, 2010	December 31. 2009
	(Unaudited)

ASSETS

Receivable from Salamander Innisbrook, LLC for distribution	$422,753	$464,002
Interest receivable from Rental Pool Escrow Fund	2,753	1,933

	$425,506	$465,935

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

Due to Participants for distribution	$266,847	$281,828
Due to Maintenance Escrow fund	158,659	184,107

	$425,506	$465,935

MAINTENANCE ESCROW FUND

ASSETS

Cash	$351,226	$210,782
Cash equivalents	1,845,000	1,715,000
Receivable from Distribution fund	158,670	184,108
Receivable from Salmander Innisbook, LLC	—	1,568
Inventory	3,748	—
Interest receivable	2,805	5,437

	$2,361,449	$2,116,895

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

Accounts payable	$75,351	$55,574
Interest payable to Distribution fund	2,753	1,933
Carpet Care reserve	95,118	103,919
Participants’ fund balances	2,188,227	1,955,469

	$2,361,449	$2,116,895

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

GROSS REVENUES	$1,062,417	$1,132,650	$6,420,391	$6,913,330

DEDUCTIONS:
Agents’ commissions	12,260	19,157	181,289	183,764
Credit card fees	30,054	32,082	181,052	213,416
Audit fees	26,175	45,000	78,525	72,500
Uncollectible room rents	—	—	2,000	517
Linen replacements	13,232	22,338	44,037	64,967
Rental pool complimentary fees	4,063	2,507	19,340	14,676

	85,784	121,084	506,243	549,840

ADJUSTED GROSS REVENUES	976,633	1,011,566	5,914,148	6,363,490

AMOUNT RETAINED BY LESSEE	(585,980)	(606,939)	(3,548,490)	(3,818,094)

GROSS INCOME DISTRIBUTION	390,653	404,627	2,365,658	2,545,396

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	50,446	(1,257)	48,497	(6,306)
Miscellaneous pooling adjustments	(275)	(88)	1,400	2,585
Corporate complimentary occupancy fees	2,447	4,877	8,082	22,053
Interest	—	(2,876)	—	(4,871)
Occupancy fees	(176,166)	(193,929)	(829,300)	(807,260)
Advisory Committee expenses	(28,283)	(28,906)	(89,724)	(89,973)

NET INCOME DISTRIBUTION	238,822	182,448	1,504,613	1,661,624

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	176,166	193,929	829,300	807,260
Hospitality suite fees	121	231	2,424	2,845
Associate room fees	7,644	9,065	34,937	42,091

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$422,753	$385,673	$2,371,274	$2,513,820

See accompanying notes to the unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

DISTRIBUTION FUND

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

BALANCE, beginning of period	$—	$—	$—	$—

ADDITIONS:
Amounts available for distribution	422,753	385,673	2,371,274	2,513,750
Interest received or receivable from Maintenance Escrow Fund	2,753	4,514	9,015	32,668
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(158,659)	(174,744)	(751,792)	(729,046)
Amounts accrued or paid to participants	(266,847)	(215,443)	(1,628,497)	(1,817,372)

BALANCE, end of period	$—	$—	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

BALANCE, beginning of period	$2,283,430	$1,840,932	$1,955,469	$1,639,345

ADDITIONS:
Amounts withheld from occupancy fees	158,659	174,912	751,794	729,213
Interest earned	2,753	2,851	9,015	30,481
Charges to participants to establish or restore escrow balances	42,907	115,056	152,851	295,196
REDUCTIONS:
Maintenance charges	(273,499)	(175,816)	(599,388)	(651,921)
Carpet care reserve deposit	(2,643)	(6,787)	(12,495)	(28,295)
Interest accrued or paid to Distribution Fund	(2,753)	(2,851)	(9,015)	(30,481)
Refunds to participants as prescribed by the master lease agreements	(20,627)	(24,886)	(60,004)	(60,127)

BALANCE, end of period	$2,188,227	$1,923,411	$2,188,227	$1,923,411

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

The Lessors’ Advisory Committee (“LAC”) consists of nine Participants who are elected by the Participants to advise the Company of Rental Pool Matters and to negotiate amendments to the lease agreement, the Annual Lease Agreement (“ALA”) and the MLA.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company operates Innisbrook Resort and Golf Club (the “Resort”) in Innisbrook, Florida, which contains 1,216 condominium units of which all have been sold to third parties or to affiliates of the Company. A large number of the condominium units, 597, are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses; the remainder of the condominium units is owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities as well as administrative offices.

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

Results of operations for the three months ended September 30, 2010 and 2009 (unaudited)

	Three months ended September 30, 2010%		Three months ended September 30, 2009%		Inc/(dec)	% Chg

Resort Revenues	$4,581,132	100.0%	$4,851,243	100.0%	$(270,111)	-5.6%
Costs and Expenses:
Operating costs and expenses	2,641,930	57.7%	3,179,684	65.5%	(537,754)	-16.9%
General and administrative	3,696,788	80.7%	4,236,401	87.3%	(539,613)	-12.7%
Depreciation and amortization	996,941	21.8%	1,278,250	26.3%	(281,309)	-22.0%

Total costs and expenses	7,335,659	160.1%	8,694,335	179.2%	(1,358,676)	-15.6%
Loss before interest	(2,754,527)	-60.1%	(3,843,092)	-79.2%	1,088,565	-28.3%
Interest (income) expense, net	6,188	0.1%	(16,548)	-0.3%	22,736	-137.4%

Net loss	$(2,760,715)	-60.3%	$(3,826,544)	-78.9%	$1,065,829	-27.9%

For the three month period ended September 30, 2010, the resort generated revenue of $4,581,132 which was down 5.6% or $270,111 when compared to the same period in 2009. While average room rate was up 3% versus 2009, summer months hotel occupancy levels were down 9.2% a reflection of soft transient and package segment performance.

Increased management focus on fluctuations in occupancy levels and other efficiency initiatives resulted in significant cost savings for the quarter. The continued application of expense reductions lead to a 15.6%, or $1,358,676 decrease in Costs and Expenses during the three months ended September 30, 2010 versus the same period in 2009. The net loss was $2,760,715 which is a 27.9% improvement over the prior year to date performance an indication that resort-wide profit retention plans implemented early in the year were effective.

	Nine months ended September 30, 2010%		Nine months ended September 30, 2009%		Inc/(dec)	% Chg

Resort Revenues	$25,014,626	100.0%	$26,121,474	100.0%	$(1,106,848)	-4.2%
Costs and Expenses:
Operating costs and expenses	11,097,974	44.4%	12,198,354	46.7%	(1,100,380)	-9.0%
General and administrative	13,544,194	54.1%	14,909,104	57.1%	(1,364,910)	-9.2%
Depreciation and amortization	3,060,525	12.2%	3,834,612	14.7%	(774,087)	-20.2%

Total costs and expenses	27,702,693	110.7%	30,942,070	118.5%	(3,239,377)	-10.5%
Loss before interest	(2,688,067)	-10.7%	(4,820,596)	-18.5%	2,132,529	-44.2%
Interest (income) expense, net	24,656	0.1%	131,205	0.5%	(106,549)	-81.2%

Net loss	$(2,712,723)	-10.8%	$(4,951,801)	-19.0%	$2,239,078	-45.2%

For the nine month period ended September 30, 2010, Resort revenues of $25,014,626 lagged 4.2% or $1,106,848, behind the prior year revenues of $26,121,474. Room occupancies for the period remained relatively flat while average room rate was down 10%. Although the economy continues to struggle, Innisbrook management has made strides not only in forecasting the impact of these economic conditions on various markets but also in increasing the efficiencies of Resort operations. With top line revenues dropping $1.1 million from the prior year, existing profit retention efforts continued and additional initiatives were implemented. As a result, cost savings of $3,239,377 were realized for the first nine months of 2010 versus the same period in 2009. Interest expense declined as a result of renegotiation or buyouts of operating equipment leases.

Liquidity and Capital Resources

Future operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by cash generated by the Resort’s operations and its affiliates’ current cash reserves.

The Resort’s revenue is not considered to be dependent on any individual or small group of customers, the loss of which could have a material adverse effect on the Company’s business or financial condition.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of operations, the Company is subject to claims and lawsuits. The Company does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on its financial position.

Michael LeFave, et al. – On or about February 27, 2009, four former employees filed a Complaint in Federal Court for the Middle District of Florida, Tampa Division, on behalf of themselves and others who are similarly situated. Thirteen individuals opted into the Michael LeFave et al. suit as class members (including Ms. Pipinos mentioned separately below) joining the original four. The claim alleged unlawful employment practices including violations of the Florida Civil Rights Act and the Age Discrimination in Employment Act.

On August 24, 2010, a settlement was reached with the Plaintiffs and the law suit was dismissed with prejudice.

Tina Pipinos – On or about August 18, 2009, a former employee filed a lawsuit against the Company for alleged unlawful employment practices in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida. Ms. Pipinos also alleged a violation of the Family Medical Leave Act.

On August 24, 2010, a settlement was reached with the Plaintiff and the law suit was dismissed with prejudice.

The settlement of the above legal proceedings did not have a material effect on the Company’s operations.

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

SALAMANDER INNISBROOK, LLC (Registrant)

Date: November 15, 2010	/s/ Prem Devedas
Prem Devedas
Manager

Date: November 15, 2010	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer (Principal Financial and Accounting Officer)