Form 10-K
period 2010-12-31
Salamander Innisbrook, LLC
filed 2011-04-04
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File No. 333-147447

SALAMANDER INNISBROOK, LLC

State of Organization: Florida	IRS Employer Identification No. 26-0442888

36750 US 19 N., Innisbrook, FL 34684

Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

589 Condominium Rental Pool Units

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

Yes    ☐  No    ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of December 31, 2010.

Issuer has no common stock subject to this report.

Salamander Innisbrook, LLC

Annual Report on Form 10-K for the Year Ended December 31, 2010

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

Background

On June 14, 2007, Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”), was organized under the laws of the state of Florida. On July 16, 2007, Salamander Innisbrook, LLC, together with its affiliates, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC (collectively, the “Buyer”), completed the purchase of the Innisbrook Resort and Golf Club (the “Resort”) and all of the equity interest in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 482 condominium owners (representing 589 units) participate in a rental pool (the “Rental Pool”) operated by the Company.

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

Environmental Matters

Operations of the golf courses at the Resort involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. As of December 31, 2010, there were no violations imposed against the Company.

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

Employees

As of December 31, 2010, there were approximately 573 employees, with approximately 354 full time and approximately 219 part time or casual laborers who are engaged as needed.

Code of Ethics

See Part III, Item 10 for discussion of our Code of Business Conduct.

ITEM 1A.	RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Resort is situated on approximately 900 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, 470, on average, participate in the Rental Pool on a year-to-year basis. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. Salamander Innisbrook Condominium, LLC, owns three condominium units, two of which participate in the rental pool in the same fashion as all other Rental Pool participants. Approximately 20% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. As a result of the potential use of lockout master bedroom units, the total number of rooms at the resort is 1216 and the average of 470 units participating in the Rental Pool at any one time is equivalent to approximately 589 hotel rooms. The Resort complex includes 72 holes of golf; practice ranges; three clubhouses with retail, golf, and food and beverage outlets; three conference and exhibit buildings; a full service spa and fitness center; six swimming pools including a themed water attraction; a recreation facility; a tennis facility and numerous administrative and support structures. These amenities are owned by the Company and have undergone substantial renovation and improvements during 2008 and 2009.

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

Critical Accounting Policies and Estimates

The following accounting policies are considered critical by our management. These and other accounting policies require that estimates be made based on assumptions and judgment, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates under different and/or future circumstances

Revenue Recognition

Our revenue is derived from a variety of sources including, but not limited to, hotel operations, food and beverage operations, retail sales and golf course operations. With the exception of membership dues and initiation fees, all revenues are recognized as products are delivered or services are performed. The membership dues are recognized ratably over the applicable period (three months to a year depending on type of membership). The membership initiation fees at the Resort are nonrefundable and are initially recorded to deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years for full golf memberships and five years for resort and executive golf memberships.

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

We place our intangible assets in the following categories: (i) the water contract; (ii) club memberships; (iii) the trademark and the trade name; (iv) the Rental Pool; and (v) guest bookings. The valuation of the water contract is based on the projected annual savings associated with having this contract. The water contract has an indefinite life. The valuation of the trademark and trade name is derived from the residual revenue stream from the Resort revenues that is attributed to the Innisbrook trade name. We attribute an indefinite life to the trademark and trade name. The valuation of the Rental Pool is based on estimates of revenue derived by us from our Rental Pool operations. As of December 31, 2010, our guest bookings intangible asset is fully amortized.

During the fourth quarter of 2010, we reviewed our intangible assets, and based on the results, we determined that no impairment of intangible assets existed at December 31, 2010, and there has been no indication of impairment since that date.

Impairment of Other Long-Lived Assets

We review our other long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. In reviewing for impairment of our other long-lived assets, we review the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by discounted cash flow analysis, giving consideration to recent operating performance and pricing trends. At December 31, 2010, we believe the carrying values of our other long-lived assets are recoverable.

Loss Contingencies

We estimate loss contingencies in accordance with FASB ASC 450-20, Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. There have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2010.

Results of Operations

	Year Ended December 31,
	2010		2009
Resort revenues	$32,140,525	100.0%	$33,110,664	100.0%
Costs and Expenses :
Operating costs and expenses	14,520,185	45.2%	15,893,778	48.0%
General and administrative	17,786,049	55.3%	20,060,488	60.6%
Depreciation and amortization	4,090,334	12.7%	5,161,280	15.6%

Total costs and expenses	36,396,568	113.2%	41,115,546	124.2%
Loss before Interest	(4,256,043)	-13.2%	(8,004,882)	-24.2%
Interest expense, net	(36,140)	-0.1%	(100,866)	-0.3%

Net loss	$(4,292,183)	-13.4%	$(8,105,748)	-24.5%

Resort revenues totaled $32,140,525 for the year ended December 31, 2010, a decline of 3% from the prior year. Expenses were well controlled throughout 2010; operating costs and expenses fell 9% while general and administrative expenses dropped 11% when compared to 2009. Costs and expenses, which include depreciation and amortization, were $36,396,568 during 2010 as compared to $41,115,546 in 2009. Amortization expense of intangibles decreased more than $1,229,000 as compared to 2009 as a result of the extension of the term of the Rental Pool MLA, which extended the life of this intangible asset and which will be beneficial to the on-going, effective operation of the Resort. The costs and expense savings of $4,718,978 or 11.5%, was a direct result of focused profit retention efforts and improved operating efficiencies coupled with a decline in the intangible amortization. The Resort experienced a 47% positive change in the bottom line as the net loss (including depreciation, amortization and interest) was $4,292,183 in 2010 versus the net loss of $8,105,748 in 2009.

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

We have adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes . Under this topic, we are required to evaluate each of our tax positions to determine if they are more likely than not to be sustained if the taxing authority examines the respective position. A tax position includes an entity’s tax status, including its status as a pass through entity, and the decision not to file a tax return. We have evaluated each of our tax positions and have determined that no provision or liability for income taxes is necessary.

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

Liquidity and Capital Resources

Operating losses in 2010 and 2009 were funded by contributions from our sole member. Future operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by cash generated by the Resort’s operations, funding from our sole member or affiliates’ current cash reserves.

The operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would not have a material adverse effect on the Company’s business or financial condition.

Environmental Matters

None

Off Balance Sheet Arrangements

As of December 31, 2010, we have no unconsolidated subsidiaries.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d—15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2010, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

Management’s Report Internal Controls Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on the assessment, management concluded that, as of December 31, 2010, the Company’s internal controls over financial reporting were effective.

This annual report does not include an attestation report of the Company’s registered certified public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered certified public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information about our executive officers:

Name	Age	Position
Prem Devadas	53	Manager
Dale Pelletier	51	CFO, Salamander Hospitality LLC

Biographical Information

Prem Devadas, Manager, is a 27-year veteran of the hospitality industry. After ten years with The Potomac Hotel Group in Washington, DC, he left the Regional Director of Operations position to manage the lodging portfolio for CCA Industries whose holdings include The Jefferson Hotel in Richmond, VA, The Hermitage Hotel in Nashville, TN and Kiawah Island Resort near Charleston, SC. As Managing Director, he re-positioned the Jefferson Hotel and the Hermitage Hotel through extensive renovations and achieved Mobil 5-Star and AAA Five-Diamond awards for the respective properties. At Kiawah Island he directed the development and successful opening of the Sanctuary at Kiawah Island, the new 255 room ultra luxury hotel opened in August, 2004.

Dale Pelletier, Chief Financial Officer, is a thirty-two year veteran of the hospitality industry. Mr. Pelletier oversees the company’s financial, accounting, tax, information systems, treasury, planning and reporting activities. His extensive experience with over seventy hotels includes full service, limited service, all suites, resorts and condominium hotels both at the property and corporate levels. He also served as Chief Financial Officer for MEI Hotels, a hotel development, ownership, management and investment group. He was responsible for all financial activities for the company’s managed and asset managed hotels, construction and development projects and three private equity funds. Prior to MEI, Mr. Pelletier was Chief Financial Officer for the US operations of City Hotels, an international hotel and airline company listed on the Brussels stock exchange, with hotels in the US and Europe.

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

Code of Ethics

The Code of Business Conduct applies to all of our officers and other employees. Salamander Innisbrook, LLC’s Code of Business conduct is filed as Exhibit 14.1 to its Annual Report on Form 10-K. You may also obtain a free copy of our Code of Ethics by writing to our attention at 36750 US Highway 19 North, Innisbrook, FL 34684.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the year ended December 31, 2010 to our executive officers.

Name and Principal Position		Salary and Commission	Bonus	Other Annual Compensation	All Other Compensation
Prem Devadas	2010	$—	$—	$—	$—
Manager (1)	2009	$—	$—	$—	$—
Dale Pelletier	2010	$—	$—	$—	$—
Chief Financial Officer (1)	2009	$—	$—	$—	$—

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

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid us approximately $500,000 and $488,000 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2010 and 2009, respectively.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums. Two of the condominiums participate in the Rental Pool under the MLA in the same manner as all other Rental Pool participants.

At December 31, 2010 and 2009, the Company had amounts due from affiliates of $80,507 and $65,939 respectively, which are due on demand.

Golf Host Securities, Inc., an on-site real estate broker/dealer for the resale of the Resort’s condominium units owned by Salamander Farms, LLC, paid us approximately $31,000 in each of the years ended December 31, 2010 and 2009 for rent and related accounting services.

(c)	Indebtedness of Management

None.

(d)	Transactions with Promoters

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Kingery & Crouse, PA served as our independent registered accounting firm for the years ended December 31, 2010 and 2009. The following fees were incurred for Kingery & Crouse, PA services related to our years ended December 31, 2010 and 2009.

Audit Fees: $67,601 and $68,250 for the fiscal years ended December 31, 2010 and 2009 for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

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

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Sole Member and Manager of Salamander Innisbrook, LLC:

We have audited the accompanying balance sheets of Salamander Innisbrook, LLC (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations and changes in member’s equity, and of cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, FL

April 4, 2011

SALAMANDER INNISBROOK, LLC

BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
Assets
Current assets:
Cash	$1,168,250	$997,652
Accounts receivable, net	1,812,522	2,015,986
Inventories and supplies	850,562	1,003,806
Prepaid expenses and other	806,701	731,193
Due from affiliates	80,507	65,939

Total current assets	4,718,542	4,814,576

Property, buildings and equipment, net	42,627,245	44,882,478
Intangibles, net	7,547,292	9,235,086
Deposits and other assets	270,115	317,240

Total assets	$55,163,194	$59,249,380

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$947,478	$942,938
Accrued liabilities	1,862,232	1,852,263
Deferred revenue	2,579,403	2,299,725
Current portion of refurbishment obligation	27,761	22,885
Current portion of capital lease obligations	116,387	108,137

Total current liabilities	5,533,261	5,225,948

Deferred revenue	1,170,612	1,062,543
Refurbishment obligation, net of current portion	35,365	62,935
Capital lease obligations, net of current portion	20,431	136,818

Total liabilities	6,759,669	6,488,244

Member’s equity	48,403,525	52,761,136

Total liabilities and member’s equity	$55,163,194	$59,249,380

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

For the Years Ended December 31, 2010 and 2009

`	2010	2009
Resort revenues	$32,140,525	$33,110,664

Costs and expenses:
Hotel	3,262,313	3,849,824
Food and beverage	7,015,007	7,190,936
Golf	2,533,361	2,981,312
Other	1,709,504	1,871,706
General and administrative	17,786,049	20,060,488
Depreciation and amortization	4,090,334	5,161,280

Total costs and expenses	36,396,568	41,115,546

Loss before interest	(4,256,043)	(8,004,882)

Interest expense, net	(36,140)	(100,866)

Net loss	(4,292,183)	(8,105,748)
Member’s equity, beginning of year	52,761,136	49,156,244
Member contributions (distributions)	(65,428)	11,710,640

Member’s equity, end of year	$48,403,525	$52,761,136

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(4,292,183)	$(8,105,748)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debt	9,000	113,850
Depreciation and amortization	4,090,334	5,161,004
Loss on disposal of assets	13,068	974,276
Net increase (decrease) in cash flows from changes in:
Accounts receivable	194,464	864,720
Inventories and supplies	153,244	58,171
Prepaid expenses and other	(75,508)	(646,013)
Due (to) from affiliates	114,097	(154,454)
Deposits and other assets	47,125	105,661
Accounts payable	4,540	(1,262,544)
Accrued liabilities	9,969	39,822
Deferred revenue	387,747	(659,253)

Net cash provided by (used in) operating activities	655,897	(3,510,508)

Cash flows from investing activities:
Purchases of property and equipment	(294,290)	(5,840,941)
Proceeds from sale of property and equipment	5,250	—

Net cash used in investing activities	(289,040)	(5,840,941)

Cash flows from financing activities:
Member contributions (distributions)	(65,428)	11,710,640
Repayment of capital lease obligations	(108,137)	(204,507)
Repayment of refurbishment obligation	(22,694)	(2,238,128)

Net cash provided by (used in) financing activities	(196,259)	9,268,005

Net increase (decrease) in cash	170,598	(83,444)
Cash, beginning of year	997,652	1,081,096

Cash, end of year	$1,168,250	$997,652

Supplemental disclosure of cash flow information:
Cash paid for interest	$36,140	$122,535

Supplemental disclosure of non cash investing and financing activities:

Property and equipment of approximately $128,600 was transferred to an affiliated entity during 2010, resulting in an increase in amounts due from affiliates.

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

The Company assumed control and operation of the Rental Pool Lease Operations (the “Rental Pool”) which is a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort; an average of 470 units or 589 hotel rooms participate at any given time. The Rental Pool obligated the Company to make quarterly distributions of a percentage of room revenues under the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “Master Lease” or “MLA”). As described in Note 7, the MLA also entitled Participating Owners to 50% reimbursement of the refurbishment costs of their units during Phase I through IV and 25% for Phase V refurbishments (the “Refurbishment Program”). Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed waterpark and five swimming pools.

2. Summary of Significant Accounting Policies

FASB Accounting Standards Codification – In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”), which replaced all existing FASB accounting and reporting standards. Effective for financial statements for interim and annual periods ending after September 15, 2009, the Codification is the single source of authoritative U.S. generally accepted accounting principles (GAAP) for non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants and are referenced in the Codification. References to the Codification are identified by their Accounting Standards Codification (“ASC”) Topic number and, as appropriate, the Subtopic, Section and Subsection number. Effective July 1, 2009, changes to authoritative U.S. GAAP are communicated through Accounting Standards Updates (“ASU”). Implementation of the Codification had no effect on the Company’s financial statements, except for changes in the manner in which authoritative guidance is now referenced.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements include our belief that long-lived assets, including intangibles, are recoverable, our estimates of the average lives of memberships from which we base our revenue recognition are reasonable, and our belief that the matter discussed in Note 9 will not result in a significant loss to us. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term. Future results could be materially affected if actual results differ from these estimates and assumptions.

Financial Instruments and Concentrations of Credit Risk – We believe the carrying values of cash, accounts receivable, amounts due from affiliates, accounts payable and accrued liabilities approximate their fair values given their short term nature. The carrying amount of our long-term obligations, including our refurbishment and capital lease obligations, approximate their fair value because they have been recorded at their net present values considering relevant risk factors.

Financial instruments which potentially subject us to significant concentrations of credit risk consist primarily of cash and accounts receivable. We continually monitor our positions with, and the credit quality of, the financial institutions in which we do business. As of December 31, 2010 and 2009, and periodically throughout such years, balances in various operating bank accounts may at times have exceeded federally insured limits. We have not experienced any losses in such accounts.

In addition, we frequently perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management’s estimates in determining the level of allowance for doubtful accounts. Overall financial strategies are reviewed periodically.

Liquidity – We believe that our cash on hand, cash available from operations and funding from our sole member or affiliates’ current cash reserves will be sufficient to fund our operations for the foreseeable future.

Cash and Cash Equivalents – For purposes of the Statement of Cash Flows, all short-term highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

Revenue Recognition and Deferred Revenue – Revenue from rooms, green fees, food and beverage sales and other merchandise sales are generally recognized as products are delivered or services are performed. Membership dues and annual fees are recognized ratably over the applicable period, The following table sets forth the percentage of the Resort’s total revenues attributable to the categories listed for the years ended December 31, 2010 and 2009.

	2010	2009
Revenues
Rental pool revenues	24.5%	25.1%
Resort facilities and other resort revenue	75.5%	74.9%

Total	100.0%	100.0%

The membership initiation fees at the Resort are nonrefundable and are initially recorded when received as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years for full golf members and five years for resort and executive memberships.

Accounts Receivable, net – Accounts receivable represent amounts due from our membership, Resort guests and companies or individuals that held conferences or group stays at the Resort, net of the allowance for doubtful accounts. The Company performs credit evaluations of its membership’s financial condition. Companies with a recent prior direct billing positive history with the Resort are granted credit for billing. If companies have not been to the Resort within the past two years, an updated credit evaluation is conducted. Terms are negotiable by group contract, but invoices are typically due 30 days from the receipt of invoice.

We review accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be doubtful is included in the allowance for doubtful accounts. The balance in the allowance for doubtful accounts was $91,519 and $84,936 as of December 31, 2010 and 2009, respectively. After all attempts to collect the receivable have failed, it is our policy to write-off the receivable against the allowance.

Inventories and Supplies – Inventories and supplies are recorded at the lower of cost, on a first-in, first-out basis, or market.

Property, Buildings and Equipment, net – Property, buildings and equipment are stated at cost less accumulated depreciation. It is our policy to capitalize an asset purchase of $1,000 or more with an estimated useful life of at least three years. Depreciation is recorded using the straight line basis over the estimated useful lives of the assets. For capital lease assets, depreciation is recorded over the lesser of the lease term or estimated useful life. Estimated useful lives are presented in the following table:

Category	Average Lives (in Years)
Buildings	40
Land improvements	20
Furniture, fixtures and equipment	3 to 10
Assets recorded under capital leases	3 to 4

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

Impairment of Long-Lived Assets – The Company annually reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques, giving consideration to recent operating performance and pricing trends. There were no impairment losses related to long-lived assets for the periods included herein.

Intangibles – We evaluate intangible assets for impairment annually or earlier if a significant event occurs or circumstances indicate that the assets may not be recoverable. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant negative industry or economic trends. During the fourth quarter of 2010, we completed our annual intangible impairment assessment, and based on the results, we determined that no impairment of intangible assets existed at December 31, 2010.

Impairment of Other Long-Lived Assets – We review our other long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. In reviewing for impairment of our other long lived assets, we review the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by discounted cash flow analysis, giving consideration to recent operating performance and pricing trends. At December 31, 2010, we believe the carrying values of our other long lived assets are recoverable.

Advertising – Advertising costs are expensed as incurred and amounted to $389,536 and $575,396 for the years ended December 31, 2010 and 2009, respectively.

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

Reclassifications – Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Income Taxes – The Company is a single-member limited liability company. We have not elected to be taxed as a corporation; therefore, no provision or liability for federal or state income taxes has been included in the accompanying financial statements.

We have adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this Topic, we are required to evaluate each of our tax positions to determine if they are more likely than not to be sustained if the taxing authority examines the respective position. A tax position includes an entity’s tax status, including its status as a pass through entity, and the decision not to file a tax return. We have evaluated each of our tax positions and have determined that no provision or liability for income taxes is necessary.

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

Recently Issued Accounting Pronouncements – We have determined that all recently issued accounting standards will not have a material impact on its financial statements, or do not apply to its operations.

3. Accounts Receivable

Accounts receivable consist of the following as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Trade accounts receivable	$1,576,821	$1,703,753
Other receivables	327,220	397,169
Less allowance for bad debts	(91,519)	(84,936)

	$1,812,522	$2,015,986

Other receivables include related party receivables of $176,630 and $174,722 due from Innisbrook Condominium Association and $32,428 and $36,322 due from Innisbrook Rental Pool Lease Operation at December 31, 2010 and 2009, respectively.

4. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Land and land improvements	$16,555,593	$16,513,191
Buildings	24,948,272	24,956,595
Furniture, fixtures and equipment	7,754,059	7,686,888
Contruction in progress	20,421	—

	49,278,345	49,156,674
Less accumulated depreciation	(6,651,100)	(4,274,196)

	$42,627,245	$44,882,478

All scheduled major renovations and expansions to the Resort were completed in 2009. Included in furniture, fixtures and equipment is certain equipment, including golf course maintenance equipment and computer equipment, that are recorded under capital leases and that have a net book value at December 31, 2010 and 2009 of $134,674 and $244,973, respectively. The Company disposed of assets having a net book value of $130,161 which were no longer in service. Depreciation expense of $2,402,539 and $2,244,429 was recorded for the years ended December 31, 2010 and 2009, respectively.

Subsequent to the acquisition of the Resort, we entered into various construction contracts in connection with a substantial renovation of the Resort property. The renovations were completed in 2009 and resulted in additional improvements of property, buildings and equipment, all funded through contributions made by the sole member.

5. Intangibles

Intangible assets represent the value of the following contractual relationships acquired in connection with the acquisition of the Resort, which was effective on July 16, 2007 as described in Note 1 and include the following: the trademark and trade name of “Innisbrook”; the Rental Pool; the guest room bookings; the club memberships; and the water contract that provides irrigation water for the golf courses at no charge up to certain specified levels. The intangible assets are being amortized over the specific term or benefit period of each related contract.

As discussed in Note 10, a letter of agreement was entered into on September 10, 2009 extending the term of the Rental Pool MLA an additional two years through December 31, 2013. As a result, we determined that the remaining useful life of the intangible asset derived from the Rental Pool MLA was also extended an additional two years, and effective September 10, 2009, the remaining carrying amount of this intangible asset is being amortized over the extended term and will be fully amortized in December 2013.

		December 31,	December 31,
Intangible Assets	Amortization Period	2010	2009
Water Contract	None since renewable in perpetuity	$2,030,000	$2,030,000
Rental Pool	77.5 months	9,481,717	9,481,717
Guest Bookings	36 months	1,378,000	1,378,000
Club Memberships	41.5 months	1,268,000	1,268,000
Trade Name	None since renewable in perpetuity	2,300,000	2,300,000

		16,457,717	16,457,717
Less accumulated amortization		(8,910,425)	(7,222,631)

		$7,547,292	$9,235,086

Amortization expense amounted to $1,687,795 and $2,916,851 for the years ended December 31, 2010 and 2009, respectively.

Anticipated future amortization expense is summarized in the table below:

Year	Amount
2011	$1,072,430
2012	1,072,430
2013	1,072,430

$3,217,290

6. Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2010 and 2009:

	2010	2009
Rental pool lease distribution payable	$507,813	$478,807
Accrued payroll costs	920,676	1,023,840
Other	433,743	349,616

	$1,862,232	$1,852,263

7. Other Long-Term Liabilities

Master Lease Refurbishment Obligation

On July 16, 2007, we recorded a liability of $4,734,135 for the refurbishment program pursuant to the Master Lease Agreement, or MLA, of the Rental Pool. This liability represented our obligation to pay to the various participants in the Rental Pool an amount equal to 50% of the cost to refurbish their respective units, and was recorded at the then net present value. As of December 31, 2010, the Master Lease Refurbishment Obligation for units placed into the Rental Pool prior to 2005 was paid in full.

In addition, we agreed to provide a refurbishment reimbursement to the respective condominium owners for units placed into the Rental Pool during 2005. The owners of these units will be paid 25% of their refurbishment investment, with interest at 2.5% per annum. The owners of these units currently receive interest and will receive principal payments beginning in 2008 and ending in 2012 for total principal payments of approximately $89,300.

The corresponding benefit to the Resort from the MLA refurbishment program was included in the valuation of the rental pool intangible asset (see Note 5).

Future payments on the MLA refurbishment program are as follows:

Year	Amount
2011	$27,761
2012	35,365

$63,126

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

8. Leases

We lease equipment under capital and operating leases. Lease expense amounted to $442,172 and $362,382 for the years ended December 31, 2010 and 2009, respectively. Future minimum lease payments under leases in excess of one year are as follows:

	Capital	Operating
2011	$123,963	$334,344
2012	20,660	—

Subtotal	144,623	$334,344

Less amount representing interest	(7,805)

Total	$136,818

9. Commitments and Contingencies

Contingency

In the normal course of our operations, we are subject to claims and lawsuits. Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The outcome of this matter cannot be determined at this time. We believe this matter will not have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying financial statements as of December 31, 2010 for the effects of this matter.

Employee Benefit Plan

We sponsor a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. We currently match one half of the first 6% of the contributions of each employee. We made matching contributions of approximately $165,000 and $146,000 for the years ended December 31, 2010 and 2009, respectively.

10. Rental Pool Operations

Historically, there had been several different Rental pool programs offered to the condominium owners. Effective January 1, 2002, a new Master Lease Agreement (“NMLA”) was offered to all condominium owners. Each condominium owner may elect to participate in the NMLA. If an owner elected to participate in the NMLA, the owner was prohibited from returning to any previous agreement. As of January 1, 2004, all condominium owners participating in the rental pool are participating pursuant to the NMLA. The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook Rental Pool participants and 60% to us. In addition, we have agreed, as part of the NMLA, to reimburse Rental Pool participants in the NMLA for certain refurbishment costs as described in Note 7. The NMLA was scheduled to expire in 2011, however, on September 10, 2009, a letter of agreement was signed extending the agreement two additional years, expiring December 31, 2013.

11. Related Party Transactions

We paid management fees to an affiliate of approximately $964,100 and $993,400 for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, the amounts due from affiliates amounted to $80,507 and 65,939 respectively, which are due on demand.

The Innisbrook Rental Pool Lease Operation paid us $500,000 and $488,000 as reimbursement for maintenance and housekeeping labor, use of telephone line and other supplies during the years ended December 31, 2010 and 2009, respectively.

RENTAL POOL LEASE OPERATION—HISTORICAL SUMMARY

The following financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the years ended December 31, 2010 and 2009.

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

We have audited the balance sheets (comprised of the Distribution Fund and the Maintenance Escrow Fund) of the Innisbrook Rental Pool Lease Operation (“Rental Pool”) as of December 31, 2010 and 2009, and the related statements of operations and changes in participants’ fund balances for the years then ended. These financial statements are the responsibility of the Rental Pool’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation at December 31, 2010 and 2009, and the results of its operations and changes in the participants’ fund balance for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, FL

April 4, 2011

Innisbrook Rental Pool Lease Operation

Balance Sheets—Distribution Fund

	December 31, 2010	December 31, 2009
ASSETS
Receivable from Salamander Innisbrook, LLC for distribution	$489,077	$464,002
Interest receivable from Rental Pool Escrow Fund	2,462	1,933

	$49,539	$465,935

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
Due to Participants for distribution	$313,617	$281,828
Due to Maintenance Escrow fund	177,922	184,107

	$491,539	$465,935

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheets—Maintenance Escrow Fund

	December 31, 2010	December 31, 2009
ASSETS
Cash	$185,231	$210,783
Cash equivalents	2,035,000	1,715,000
Receivable from Distribution fund	177,922	184,107
Receivable from Salmander Innisbook, LLC	6,227	1,568
Interest receivable	3,432	5,437

	$2,407,812	$2,116,895

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
Accounts payable	$87,805	$55,574
Interest payable to Distribution fund	2,462	1,933

Total liabilities	90,267	57,507

Carpet care reserve	87,914	103,919
Participants’ fund balances	2,229,631	1,955,469

	$2,407,812	$2,116,895

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Operations—Distribution Fund

	For the year ended December 31,
	2010	2009

GROSS REVENUES	$7,772,460	$8,300,086

DEDUCTIONS:
Agents’ commissions	206,456	214,754
Credit card fees	219,340	257,292
Audit fees	89,003	118,970
Uncollectible room rents	11,773	12,928
Linen replacements	55,876	106,365
Rental pool complimentary fees	29,073	21,663

	611,521	731,972

ADJUSTED GROSS REVENUES	7,160,939	7,568,114

AMOUNT RETAINED BY LESSEE	(4,289,408)	(4,540,868)

GROSS INCOME DISTRIBUTION	2,871,531	3,027,246

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	48,986	(7,204)
Miscellaneous pooling adjustments	1,399	2,514
Corporate complimentary occupancy fees	9,730	26,204
Interest	—	(4,871)
Occupancy fees	(1,029,770)	(984,960)
Advisory Committee expenses	(121,850)	(125,497)

NET INCOME DISTRIBUTION	1,780,026	1,933,432

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	1,029,770	984,960
Hospitality suite fees	3,060	3,451
Associate room fees	46,697	55,909

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$2,859,553	$2,977,752

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statement of Changes in Participants’ Fund Balances—Distribution Fund

	For the year ended December 31,
	2010	2009
BALANCE, beginning of year	$—	$—

ADDITIONS:
Amounts available for distribution	2,859,553	2,977,752
Interest received or receivable from Maintenance Escrow Fund	11,478	34,601

REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(929,714)	(913,153)
Amounts accrued or paid to participants	(1,941,317)	(2,099,200)

BALANCE, end of year	$—	$—

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balances—Maintenance Escrow Fund

	For the year ended December 31,
	2010	2009
BALANCE, beginning of year	$1,955,469	$1,639,345

ADDITIONS:
Amounts withheld from occupancy fees	929,714	913,138
Interest earned	11,478	34,696
Charges to participants to establish or restore escrow balances	187,326	385,103

REDUCTIONS:
Maintenance charges	(761,692)	(839,859)
Carpet care reserve deposit	(15,450)	(35,391)
Interest accrued or paid to Distribution Fund	(11,478)	(34,696)
Refunds to participants as prescribed by the master lease agreements	(65,736)	(106,867)

BALANCE, end of year	$2,229,631	$1,955,469

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

NOTE 1—NATURE OF THE RENTAL POOL LEASE OPERATION AND AGREEMENTS

Overview – The Innisbrook Rental Pool Lease Operation (the “Rental Pool”) consists of condominiums located on the premises of the Innisbrook Resort and Golf Club (the “Company”, “Resort” or “Innisbrook”), which are leased by their owners (the “participants”) to Innisbrook for the purpose of making such units available for resort accommodations. Salamander Innisbrook, LLC, as owner and operator of the Resort, administers the Rental Pool.

The Rental Pool operation is highly dependent upon the operations of the Innisbrook Resort, and likewise, the Resort is also dependent upon the continued participation of condominium owners in the Rental Pool. Additionally, the Rental Pool and Resort are both impacted by the general economic conditions related to the destination resort industry.

Rental Pool Agreements – The Rental Pool operates under the provisions of a Master Lease Agreement (the “MLA” or “Agreement”), which commenced on January 1, 2002 and expires December 31, 2011, replacing all lease agreements previously in existence. On September 10, 2009, a letter of agreement was signed extending the MLA two additional years, expiring December 31, 2013.

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

Nature of Accounts and Fund Balances – The Rental Pool consists of the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund’s balance sheet primarily reflect amounts receivable from the Company for the Rental Pool distribution payable to Participants and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect the calculation of pooled earnings, management fees and adjustments, as defined.

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

Maintenance Escrow Fund Accounts – The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. By mutual agreement between the LAC and the Resort, for the calendar year of 2011, both the occupancy fee (Paragraph 7.3 of the MLA) and the carpet care reserve (Paragraph 1.6 of the MLA) deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreements for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $31,455 and $14,200 for the years ended December 31, 2010 and 2009, respectively.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting – The accounting records of the funds are maintained on the accrual basis of accounting.

Cash and Cash Equivalents – Cash consists of bank deposits which may, at times, exceed federally insured limits. No losses have been experienced in such accounts. The Rental Pool considers all short-term highly liquid investments with a maturity of less than a year to be cash equivalents.

Certificates of Deposit – The LAC invests amounts maintained in the maintenance escrow fund primarily in certificates of deposit held with various financial institutions. As of December 31, 2010, the certificates earned interest at rates ranging from .20% to 1.45% and have maturities ranging from four to twelve months. As of December 31, 2010 and 2009, accrued interest earned amounted to $3,432 and $5,437 and is included in the accompanying financial statements of the maintenance escrow fund. At December 31, 2010 and 2009, the cost of these investments approximates fair value.

Revenue Recognition – Revenue from Resort operations is recognized as the related service is performed.

Accounts Receivable – Receivables are presented net of any allowances for uncollectible amounts. All receivable balances reflected in the accompanying financial statements as of December 31, 2010 and 2009 were collected in subsequent periods. As such, an allowance for doubtful accounts is not considered necessary as of December 31, 2010 and 2009.

Use of Estimates – The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes – No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrue to the participants. The Innisbrook Rental Pool Trust files an annual tax return, which remains subject to examination by taxing authorities for years on or after 2006. Effective, January 1, 2009, the Rental Pool and related Trust adopted FASB Accounting Standards Codification Topic 740-10, “Accounting for Uncertainty in Income Taxes”. This topic requires the Rental Pool and the related Trust to evaluate each of its tax positions and the information reported in the Trust’s tax return to determine if such information and positions are more likely than not to be sustained under examination by a taxing authority. A tax position includes an entity’s tax status, which includes considerations as to the qualifications of the Trust and the decision that all fund activities pass through to the participants of the Rental Pool.

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

NOTE 3—RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid Innisbrook approximately $500,000 and $488,000 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, accounts payable included in the accompanying balance sheets of the Maintenance Escrow Fund include approximately $59,200 and $36,700 respectively, payable to Innisbrook for such items.

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

SALAMANDER INNISBROOK, LLC

Date : April 4, 2011	By:	/s/ Prem Devadas
Prem Devadas
Manager (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devadas	Manager (Principal Executive Officer)	April 4, 2011

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 4, 2011

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Organization of Salamander Innisbrook LLC

10.1	Letter of Agreement, By and Between Innisbrook Lessor’s Advisory Committee and Salamander Innisbrook, LLC dated September 10, 2009.

14.1	Code of Business conduct

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002