Form 10-K/A
period 2010-12-31
Salamander Innisbrook, LLC
filed 2011-04-05
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This amendment is being filed due to a key punch error on page 26, Innisbrook Rental Pool Lease Operation, Balance Sheets – Distribution Fund. A digit was inadvertently omitted.

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

April 5, 2011

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

/s/Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, FL

April 5, 2011

Innisbrook Rental Pool Lease Operation

Balance Sheets—Distribution Fund

	December 31, 2010	December 31, 2009
ASSETS
Receivable from Salamander Innisbrook, LLC for distribution	$489,077	$464,002
Interest receivable from Rental Pool Escrow Fund	2,462	1,933

	$491,539	$465,935

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
Due to Participants for distribution	$313,617	$281,828
Due to Maintenance Escrow fund	177,922	184,107

	$491,539	$465,935

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheets—Maintenance Escrow Fund

	December 31, 2010	December 31, 2009
ASSETS
Cash	$185,231	$210,783
Cash equivalents	2,035,000	1,715,000
Receivable from Distribution fund	177,922	184,107
Receivable from Salmander Innisbook, LLC	6,227	1,568
Interest receivable	3,432	5,437

	$2,407,812	$2,116,895

LIABILITIES AND PARTICIPANTS’ FUND BALANCES
Accounts payable	$87,805	$55,574
Interest payable to Distribution fund	2,462	1,933

Total liabilities	90,267	57,507

Carpet care reserve	87,914	103,919
Participants’ fund balances	2,229,631	1,955,469

	$2,407,812	$2,116,895

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

SALAMANDER INNISBROOK, LLC

Date : April 5, 2011	By:	/s/ Prem Devadas
Prem Devadas
Manager (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devadas	Manager (Principal Executive Officer)	April 5, 2011

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 5, 2011

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Articles of Organization of Salamander Innisbrook LLC

10.1*	Letter of Agreement, By and Between Innisbrook Lessor’s Advisory Committee and Salamander Innisbrook, LLC dated September 10, 2009.

14.1*	Code of Business conduct

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed on Form 10-K April 4, 2011