Form 10-Q
period 2011-03-31
Salamander Innisbrook, LLC
filed 2011-05-16
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The Rental Pool operated by the Registrant has 591 Participants.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash	$2,170,780	$1,168,250
Accounts receivable trade, net	2,883,071	1,812,522
Inventories and supplies	867,480	850,562
Prepaid expenses and other	841,108	806,701
Due from affiliates	38,137	80,507

Total current assets	6,800,576	4,718,542

Property, buildings and equipment, net	42,103,622	42,627,245
Intangibles, net	7,279,184	7,547,292
Deposits and other assets	271,990	270,115

Total assets	$56,455,372	$55,163,194

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$868,872	$947,478
Accrued liabilities	3,718,338	1,862,232
Deferred revenue	2,330,676	2,579,403
Current portion of long term-refurbishment	29,471	27,761
Current portion of capital lease obligations	118,136	116,387

Total current liabilities	7,065,493	5,533,261

Deferred revenue	1,164,383	1,170,612
Refurbishment obligation, net of current portion	27,997	35,365
Capital lease obligations, net of current portion	—	20,431

Total liabilities	8,257,873	6,759,669

Member’s equity	48,197,499	48,403,525

Total liabilities and member’s equity	$56,455,372	$55,163,194

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	For the three months ended March 31,
	2011	2010

Resort revenues	$11,937,166	$11,494,746

Costs and expenses:
Operating costs and expenses	4,719,813	4,542,385
General and administrative	5,180,563	5,290,263
Depreciation and amortization	861,133	1,033,581

Total costs and expenses	10,761,509	10,866,229

Operating income	1,175,657	628,517

Interest expense, net	(5,630)	(10,678)

Net income	1,170,027	617,839

Member’s equity, beginning of period	48,403,525	52,761,136
Member’s distributions	(1,376,053)	(45,261)

Member’s equity, end of period	$48,197,499	$53,333,714

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2011	2010
Operating activities:
Net income	$1,170,027	$617,839
Adjustments to reconcile net income to net cash provided operating activities
Provision for bad debt expense	3,314	9,000
Depreciation and amortization	861,133	1,033,581
Loss on disposal of property & equipment	—	18,317
Deposits and other assets	(1,875)	—
Other changes in operating assets and liabilities	439,726	282,988

Net cash provided by operating activities	2,472,325	1,961,725

Cash flows from investing activities:
Capital expenditures	(69,402)	(34,095)

Net cash used in investing activities	(69,402)	(34,095)

Cash flows from financing activities:
Member distributions	(1,376,053)	(45,261)
Repayment of capital lease obligations	(18,682)	(36,865)
Repayment of refurbishment obligation	(5,658)	(5,720)

Net cash used in financing activities	(1,400,393)	(87,846)

Net increase in cash	1,002,530	1,839,784

Cash at beginning of period	1,168,250	997,652

Cash at end of period	$2,170,780	$2,837,436

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,630	$10,678

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

We assumed control and operation of the Rental Pool Lease Operations (the “Rental Pool”) which is a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort; an average of 431 owners or 591 hotel rooms participate at any given time. The Rental Pool obligated the Company to make quarterly distributions of a percentage of room revenues under the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “Master Lease” or “MLA”). The MLA also entitled Participating Owners to 50% reimbursement of the refurbishment costs of their units during Phase I through IV and 25% for Phase V refurbishments (the “Refurbishment Program”). Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

Basis of presentation

The accompanying condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions of Quarterly Report on Form 10-Q, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K. Accordingly, these condensed financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

As a destination golf resort, open year round, the Resort’s performance is sensitive to weather conditions and seasonality as well as general trends in the economy, with any economic downturn adversely affecting operating results. Our operations are seasonal with the highest volume of revenue generated in the first two quarters of each calendar year. Due to the seasonal business of the Company, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.

Note 2. Accounts Receivable

	March 31, 2011	December 31, 2010
	(Unaudited)

Trade accounts receivable	$2,583,046	$1,576,821
Less allowance for bad debts	(94,833)	(91,519)
Other receivables	394,858	327,220

	$2,883,071	$1,812,522

Note 3. Property, Buildings and Equipment

	March 31, 2011	December 31, 2010
	(Unaudited)

Land and land improvements	$16,555,594	$16,555,593
Buildings	24,948,272	24,948,272
Furniture, fixtures and equipment	7,754,059	7,754,059
Construction in progress	89,823	20,421

	49,347,748	49,278,345
Less accumulated depreciation	(7,244,126)	(6,651,100)

	$42,103,622	$42,627,245

Note 4. Intangibles

Intangible assets represent the value of contractual arrangements assumed as of July 16, 2007, including trade names, water contract, rental pool, club memberships and future bookings. The intangible assets are being amortized over the specific term or benefit period of each related contract.

Intangible Assets	Amortization Period	March 31, 2011	December 31, 2010
		(Unaudited)

Water Contract	None since renewable in perpetuity	$2,030,000	$2,030,000
Rental Pool	77.5 months	9,481,717	9,481,717
Guest Bookings	36 months	1,378,000	1,378,000
Club Memberships	41.5 months	1,268,000	1,268,000
Trade Name	None since renewable in perpetuity	2,300,000	2,300,000

		16,457,717	16,457,717
Less accumulated amortization		(9,178,533)	(8,910,425)

		$7,279,184	$7,547,292

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

Master Lease Refurbishment Program – On July 16, 2007, we assumed a liability to certain condominium owners under the refurbishment program committed to in the Rental Pool Master Lease Agreement (“MLA”). The liability of $57,468 represents our obligation to pay certain Rental Pool participants an amount equal to 25% of the cost to refurbish their respective units. Principal and interest payments are due quarterly for the five year repayment period of the program.

Note 6. Commitments and Contingencies

Claims and Lawsuits

In the normal course of our operations, we are subject to claims and lawsuits. Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The outcome of this matter cannot be determined at this time. We believe this matter will not have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying condensed financial statements as of March 31, 2011 for the effects of this matter.

Note 7. Related Party Transactions

We paid management fees to an affiliate of $358,115 and $344,842 for the three months ended March 31, 2011 and 2010, respectively, which is included in general and administrative expense.

At March 31, 2011 and December 31, 2010, the amounts due from affiliates were $38,137 and $80,507, respectively, which are due on demand.

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

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)

DISTRIBUTION FUND

ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	$1,241,492	$489,077
INTEREST RECEIVABLE FROM RENTAL POOL ESCROW FUND	2,931	2,462

	$1,244,423	$491,539

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$1,244,423	$313,617
DUE TO MAINTENANCE ESCROW FUND	—	177,922

	$1,244,423	$491,539

MAINTENANCE ESCROW FUND

ASSETS

CASH	$145,028	$185,231
CASH EQUIVALENTS	2,100,000	2,035,000
RECEIVABLE FROM DISTRIBUTION FUND	—	177,922
RECEIVABLE FROM INNISBROOK	—	6,227
INTEREST RECEIVABLE	2,604	3,432

	$2,247,632	$2,407,812

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

ACCOUNTS PAYABLE	$50,917	$87,805
INTEREST PAYABLE TO DISTRIBUTION FUND	2,931	2,462

TOTAL LIABILITIES	53,848	90,267

CARPET CARE RESERVE	85,189	87,914
PARTICIPANTS’ FUND BALANCES	2,108,595	2,229,631

	$2,247,632	$2,407,812

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(unaudited)

	Three months ended March 31,
	2011	2010

GROSS REVENUES	$3,363,227	$3,156,337

DEDUCTIONS:
Agents’ commissions	99,818	88,467
Credit card fees	94,815	88,975
Audit fees	15,000	26,175
Linen replacements	24,552	23,230
Rental pool complimentary fees	4,890	6,933

	239,075	233,780

ADJUSTED GROSS REVENUES	3,124,152	2,922,557

AMOUNT RETAINED BY LESSEE	(1,874,491)	(1,753,535)

GROSS INCOME DISTRIBUTION	1,249,661	1,169,022

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(1,419)	(726)
Miscellaneous pool adjustments	—	189
Corporate complimentary occupancy fees	2,528	3,601
Occupancy fees	(368,624)	(347,035)
Advisory Committee expenses	(26,236)	(28,718)

NET INCOME DISTRIBUTION	855,910	796,333

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	368,624	347,035
Hospitality suite fees	788	1,212
Associate room fees	16,170	18,081

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$1,241,492	$1,162,661

See accompanying notes to the unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES

DISTRIBUTION FUND

	Three months ended March 31,
	2011	2010
	(unaudited)

BALANCE, beginning of period	$—	$—

ADDITIONS:
Amounts available for distribution	1,241,492	1,162,661
Interest received or receivable from Maintenance Escrow Fund	2,931	3,216
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	—	(316,663)
Amounts accrued or paid to participants	(1,244,423)	(849,214)

BALANCE, end of period	$—	$—

MAINTENANCE ESCROW FUND

	Three months ended March 31,
	2011	2010
	(unaudited)

BALANCE, beginning of period	$2,229,631	$1,955,469

ADDITIONS:
Amounts withheld from occupancy fees	—	316,663
Interest earned	2,931	3,215
Charges to participants to establish or restore escrow balances	68,701	73,350
REDUCTIONS:
Maintenance charges	(142,322)	(168,380)
Carpet care reserve deposit	—	(5,260)
Interest accrued or paid to Distribution Fund	(2,931)	(3,215)
Refunds to participants as prescribed by the master lease agreements	(47,415)	(38,032)

BALANCE, end of period	$2,108,595	$2,133,810

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

In addition, the MLA provided to the Participants who refurbished units entering the Rental Pool during 2005, we assumed the obligation to reimburse the Participants an amount up to 25% of the actual unit refurbishment costs, plus interest at a rate of 2.5% per annum. The obligation to reimburse the refurbishment costs and pay interest thereon applies only if certain minimum participation thresholds are maintained.

Maintenance Escrow Fund Accounts

The MLA generally provides that 90% of the occupancy fees earned by each Participant are ultimately deposited in that Participant’s Maintenance Escrow Fund account. For the calendar year of 2011, it was mutually agreed by the LAC and the Company to waive the deposits. The account provides funds for payment of amounts that are due from all Participants for maintenance and refurbishment services for or related to their condominium unit. In the event that a Participant’s balance falls below the amount necessary to pay for maintenance and replacements in the Participants unit, the Participant is required to restore the escrow balance to a defined minimum level. The MLA requires specific fund balances be maintained, by unit type, size and age of refurbishment.

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

General

We operate Innisbrook Resort and Golf Club (the “Resort”) in Innisbrook, Florida, which contains 1,216 condominium units of which all have been sold to third parties or to affiliates of the Company. A large number of the condominium units, 591, are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses; the remainder of the condominium units is owner-occupied. Other resort property owned by us and our affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities as well as administrative offices.

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

As a destination golf resort, open year round, the Resort’s performance is sensitive to weather conditions and seasonality as well as general trends in the economy, with any economic downturn adversely affecting operating results. Our operations are seasonal with the highest volume of revenue generated in the first two quarters of each calendar year. Due to the seasonal business of the Company, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.

Results of operations for the three months ended March 31, 2011 and 2010 (unaudited)

	Three months ended March 31, 2011%		Three months ended March 31, 2010%		Inc/(dec)	% Chg

Resort Revenues	$11,937,166	100.0%	$11,494,746	100.0%	$442,420	3.8%
Costs and Expenses:
Operating costs and expenses	4,719,813	39.5%	4,542,385	39.5%	177,428	3.9%
General and administrative	5,180,563	43.4%	5,290,263	46.0%	(109,700)	-2.1%
Depreciation and amortization	861,133	7.2%	1,033,581	9.0%	(172,448)	-16.7%

Total costs and expenses	10,761,509	90.2%	10,866,229	94.5%	(104,720)	-1.0%
Income before interest	1,175,657	9.8%	628,517	5.5%	547,140	87.1%
Interest (income) expense, net	(5,630)	0.0%	(10,678)	-0.1%	5,048	-47.3%

Net income	$1,170,027	9.8%	$617,839	5.4%	$552,188	89.4%

Innisbrook operations produced first quarter top line revenues of $11,937,166, exceeding 2010 first quarter revenue by $442,420 or 3.8%. First quarter occupancy was up 6.3% points over the prior year. Although national and regional market conditions continued to pressure average daily rate, Innisbrook’s average daily rate was $.12 ahead of first quarter of 2010.

Costs and Expenses for the three-month period were $10,761,509 which was a reduction in spending of $104,720 or 1.0% to the prior year. Net Income of $1,170,027 was up when compared to the prior year net income of $617,839, an increase of $552,188 or 89.4%, indicating that expenditures continued to be well maintained at the Resort.

Liquidity and Capital Resources

Future operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by cash generated by the Resort’s operations and its affiliates’ current cash reserves.

Our revenue is not considered to be dependent on any individual or small group of customers, the loss of which could have a material adverse effect on our business or financial condition.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

SALAMANDER INNISBROOK, LLC (Registrant)

Date: May 16, 2011	/s/ Prem Devedas
Prem Devedas
Manager

Date: May 16, 2011	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer (Principal Financial and Accounting Officer)