Form 10-Q
period 2011-06-30
Salamander Innisbrook, LLC
filed 2011-08-15
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑

The Rental Pool operated by the Registrant has 591 Participants.

INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Salamander Innisbrook, LLC

Condensed Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010	4
Condensed Statements of Operations and Changes in Member’s Equity (Unaudited) for the three and six months ended June 30, 2011 and 2010	5
Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010	6
Notes to Condensed Financial Statements (Unaudited)	7

Innisbrook Rental Pool Lease Operation

Condensed Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010	10
Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2011 and 2010	11
Condensed Statements of Changes in Participants’ Fund Balance (Unaudited) for the six months ended June 30, 2011 and 2010	12
Notes to Condensed Financial Statements (Unaudited)	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4T. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Removed and Reserved	16
Item 5. Other information	16
Item 6. Exhibits	16

Signature	18
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this quarterly report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the SEC. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Resort with any certainty. Accordingly, our projections in this quarterly report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to your interests.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash	$1,950,960	$1,168,250
Accounts receivable trade, net	1,950,711	1,812,522
Inventories and supplies	852,324	850,562
Prepaid expenses and other	426,545	806,701
Due from affiliates	132,294	80,507
Total current assets	5,312,834	4,718,542

Property, buildings and equipment, net	41,583,721	42,627,245
Intangibles, net	7,011,077	7,547,292
Deposits and other assets	287,083	270,115
Total assets	$54,194,715	$55,163,194

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$550,041	$947,478
Accrued liabilities	2,588,499	1,862,232
Deferred revenue	2,184,994	2,579,403
Current portion of long term-refurbishment	24,315	27,761
Current portion of capital lease obligations	89,586	116,387
Total current liabilities	5,437,435	5,533,261

Deferred revenue	1,240,725	1,170,612
Refurbishment obligation, net of current portion	26,080	35,365
Capital lease obligations, net of current portion	-	20,431
Total liabilities	6,704,240	6,759,669

Member's equity	47,490,475	48,403,525
Total liabilities and member’s equity	$54,194,715	$55,163,194

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC
CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Resort revenues	$9,600,319	$8,938,748	$21,537,485	$20,433,494

Costs and expenses:
Operating costs and expenses	4,141,133	3,913,659	8,860,946	8,456,044
General and administrative	4,799,053	4,557,143	9,979,616	9,847,406
Depreciation and amortization	861,137	1,030,003	1,722,270	2,063,584
Total costs and expenses	9,801,323	9,500,805	20,562,832	20,367,034

Operating income/(loss)	(201,004)	(562,057)	974,653	66,460

Interest expense, net	(6,014)	(7,790)	(11,644)	(18,468)

Net income/(loss)	(207,018)	(569,847)	963,009	47,992

Member's equity, beginning of period	48,197,499	53,333,714	48,403,525	52,761,136
Member's distributions	(500,006)	(846,556)	(1,876,059)	(891,817)
Member's equity, end of period	$47,490,475	$51,917,311	$47,490,475	$51,917,311

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2011	2010

Operating activities:
Net income	$963,009	$47,992
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt expense	18,540	9,000
Depreciation and amortization	1,722,270	2,063,584
Loss on disposal of property & equipment	-	18,317
Deposits and other assets	(16,901)	-
Other changes in operating assets and liabilities	174,344	101,482
Net cash provided by operating activities	2,861,262	2,240,375

Cash flows from investing activities:
Capital expenditures	(142,530)	(120,616)
Net cash used in investing activities	(142,530)	(120,616)

Cash flows from financing activities:
Member distributions	(1,876,059)	(891,817)
Repayment of capital lease obligations	(47,232)	(53,474)
Repayment of refurbishment obligation	(12,731)	(11,378)
Net cash used in financing activities	(1,936,022)	(956,669)

Net increase in cash	782,710	1,163,090

Cash at beginning of period	1,168,250	997,652

Cash at end of period	$1,950,960	$2,160,742

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,644	$18,468

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

We assumed control and operation of the Rental Pool Lease Operations (the “Rental Pool”) which is a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort; an average of 459 owners or 590 hotel rooms participate at any given time.  The Rental Pool obligated the Company to make quarterly distributions of a percentage of room revenues under the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “Master Lease” or “MLA”).   The MLA also entitled Participating Owners to 50% reimbursement of the refurbishment costs of their units during Phase I through IV and 25% for Phase V refurbishments (the “Refurbishment Program”).  Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

Basis of presentation

The accompanying interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and  the instructions of Quarterly Report on Form 10-Q.  Consequently, they do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K.  Accordingly, these interim condensed financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Note 2.  Accounts Receivable
	June 30, 2011	December 31, 2010
	(Unaudited)

Trade accounts receivable	$1,693,293	$1,576,821
Less allowance for bad debts	(91,333)	(91,519)
Other receivables	348,751	327,220
	$1,950,711	$1,812,522

Note 3.  Property, Buildings and Equipment
	June 30, 2011	December 31, 2010
	(Unaudited)

Land and land improvements	$16,555,594	$16,555,593
Buildings	24,948,272	24,948,272
Furniture, fixtures and equipment	7,628,236	7,754,059
Construction in progress	288,783	20,421
	49,420,885	49,278,345
Less accumulated depreciation	(7,837,164)	(6,651,100)
	$41,583,721	$42,627,245

Note 4.  Intangibles

Intangible assets represent the value of contractual arrangements assumed as of July 16, 2007, including trade names, water contract, rental pool, club memberships and future bookings.  The intangible assets are being amortized over the specific term or benefit period of each related contract.

		June 30,	December 31,
Intangible Assets	Amortization Period	2011	2010
		(Unaudited)

Water Contract	None since renewable in perpetuity	$2,030,000	$2,030,000
Rental Pool	77.5 months	9,481,717	9,481,717
Guest Bookings	36 months	1,378,000	1,378,000
Club Memberships	41.5 months	1,268,000	1,268,000
Trade Name	None since renewable in perpetuity	2,300,000	2,300,000
		16,457,717	16,457,717
Less accumulated amortization		(9,446,640)	(8,910,425)
		$7,011,077	$7,547,292

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

Master Lease Refurbishment Program – On July 16, 2007, we assumed a liability to certain condominium owners under the refurbishment program committed to in the Rental Pool Master Lease Agreement (“MLA”).  The liability of $50,395 represents our obligation to pay certain Rental Pool participants an amount equal to 25% of the cost to refurbish their respective units.   Principal and interest payments are due quarterly for the five year repayment period of the program.

Note 6. Commitments and Contingencies

Claims and Lawsuits

In the normal course of our operations, we are subject to claims and lawsuits. Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The outcome of this matter cannot be determined at this time. We believe this matter will not have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying condensed financial statements as of June 30, 2011 for the effects of this matter.

Note 7.  Related Party Transactions

We paid management fees to an affiliate of $358,115 and $268,163 for the three months ended June 30, 2011 and 2010, respectively; $646,133 and $613,004 for the six months ended June 30, 2011 and 2010, respectively, which is included in general and administrative expense.

At June 30, 2011 and December 31, 2010, the amounts due from affiliates were $132,294 and $80,507, respectively, which are due on demand.

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

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
DISTRIBUTION FUND

ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	$907,275	$489,077
INTEREST RECEIVABLE FROM RENTAL POOL ESCROW FUND	2,200	2,462
	$909,475	$491,539

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$909,475	$313,617
DUE TO MAINTENANCE ESCROW FUND	-	177,922
	$909,475	$491,539

MAINTENANCE ESCROW FUND

ASSETS

CASH	$120,400	$185,231
CASH EQUIVALENTS	2,005,000	2,035,000
RECEIVABLE FROM DISTRIBUTION FUND	-	177,922
RECEIVABLE FROM SALAMANDER INNISBROOK LLC	-	6,227
INTEREST RECEIVABLE	3,645	3,432
	$2,129,045	$2,407,812

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$60,141	$87,805
INTEREST PAYABLE TO DISTRIBUTION FUND	2,200	2,462
TOTAL LIABILITIES	62,341	90,267

CARPET CARE RESERVE	84,069	87,914
PARTICIPANTS' FUND BALANCES	1,982,635	2,229,631
	$2,129,045	$2,407,812

See accompanying notes to the unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF OPERATIONS
DISTRIBUTION FUND
(unaudited)

	Three months ended June 30,		Six months ended June 30
	2011	2010	2011	2010

GROSS REVENUES	$2,493,281	$2,201,637	$5,856,508	$5,357,974

DEDUCTIONS:
Agents' commissions	66,074	80,562	165,892	169,029
Credit card fees	70,359	62,023	165,174	150,998
Audit fees	15,000	26,175	30,000	52,350
Uncollectible room rents	-	2,000	-	2,000
Linen replacements	14,247	7,575	38,799	30,805
Rental pool complimentary fees	9,926	8,344	14,816	15,277
	175,606	186,679	414,681	420,459

ADJUSTED GROSS REVENUES	2,317,675	2,014,958	5,441,827	4,937,515

AMOUNT RETAINED BY LESSEE	(1,390,605)	(1,208,975)	(3,265,096)	(2,962,510)

GROSS INCOME DISTRIBUTION	927,070	805,983	2,176,731	1,975,005

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(1,491)	(1,223)	(2,910)	(1,949)
Miscellaneous pool adjustments	(825)	1,486	(825)	1,675
Corporate complimentary occupancy fees	3,353	2,034	5,881	5,635
Occupancy fees	(359,470)	(306,099)	(728,094)	(653,134)
Advisory Committee expenses	(36,110)	(32,723)	(62,346)	(61,441)

NET INCOME DISTRIBUTION	532,527	469,458	1,388,437	1,265,791

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	359,470	306,099	728,094	653,134
Hospitality suite fees	970	1,091	1,758	2,303
Associate room fees	14,308	9,212	30,478	27,293

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$907,275	$785,860	$2,148,767	$1,948,521

See accompanying notes to the unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
(unaudited)

DISTRIBUTION FUND

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010

BALANCE, beginning of period	$-	$-	$-	$-

ADDITIONS:
Amounts available for distribution	907,275	785,860	2,148,767	1,948,521
Interest received or receivable from Maintenance Escrow Fund	2,200	3,047	5,131	6,263
REDUCTIONS:
Amounts withheld for Maintenance escrow fund	-	(276,471)	-	(593,134)
Amounts accrued or paid to participants	(909,475)	(512,436)	(2,153,898)	(1,361,650)
BALANCE, end of period	$-	$-	$-	$-

MAINTENANCE ESCROW FUND

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010

BALANCE, beginning of period	$2,108,595	$2,132,810	$2,229,631	$1,955,469

ADDITIONS:
Amounts withheld from occupancy fees	-	276,472	-	593,135
Interest earned	2,200	3,047	2,200	3,047
Charges to participants to establish or restore escrow balances	83,055	36,594	151,756	109,944
REDUCTIONS:
Maintenance charges	(193,916)	(156,509)	(336,238)	(325,889)
Carpet care reserve deposit	-	(4,592)	-	(9,852)
Interest accrued or paid to Distribution Fund	(2,200)	(3,047)	(2,200)	(3,047)
Refunds to participants as prescribed by the master lease agreements	(15,099)	(1,345)	(62,514)	(39,377)
BALANCE, end of period	$1,982,635	$2,283,430	$1,982,635	$2,283,430

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

Beginning Fall of 2011 the Resort will initiate a Phase One Turnkey Refurbishment Program of condominiums that participated in the Phase One Turnkey Refurbishment Program in 2000.  The improvement of furnishings, soft goods and  fixtures plus other upgrades in bathrooms and living areas will bring these rooms to the overall quality level of more recent phases of room renovations.  This project, when combined with the $26 million investment Salamander has made to modernize the Resort and the Innisbrook Condominium Association’s lobby and hallway renovation program, will provide an even greater number of quality accommodations for all overnight clientele thereby continuing to enhance Innisbrook’s growing reputation as one of the finest resorts in Florida.

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

Results of operations for the three months ended June 30, 2011 and 2010 (unaudited)

	Three months		Three months
	ended		ended
	June 30, 2011%		June 30, 2010%		Inc/(dec)	% Chg

Resort Revenues	$9,600,319	100.0%	$8,938,748	100.0%	$661,571	7.4%
Costs and Expenses:
Operating costs and expenses	4,141,133	43.1%	3,913,659	43.8%	227,474	5.8%
General and administrative	4,799,053	50.0%	4,557,143	51.0%	241,910	5.3%
Depreciation and amortization	861,137	9.0%	1,030,003	11.5%	(168,866)	-16.4%
Total costs and expenses	9,801,323	102.1%	9,500,805	106.3%	300,518	3.2%
Income before interest	(201,004)	-2.1%	(562,057)	-6.3%	361,053	-64.2%
Interest expense, net	(6,014)	-0.1%	(7,790)	-0.1%	1,776	-22.8%
Net loss	$(207,018)	-2.2%	$(569,847)	-6.4%	$362,829	-63.7%

Innisbrook operations produced second quarter top line revenues of $9,600,319, exceeding 2010 second quarter revenue by $661,571 or 7.4%.  While national and regional markets continued to struggle, Innisbrook increased their second quarter occupancy by 5.6% points over the prior year as a result of increased group business and improved package guest marketing efforts.

As a direct result of increased business, Costs and Expenses were up for the three-month period at $9,801,323. The Resort experienced a small Net Loss after interest, depreciation and amortization of $207,018 for the three-month period. This figure reflected a significant improvement of $362,829 when compared to the same time last year and is consistent with the trend of greater operating efficiencies at the Resort.

Results of operations for the six months ended June 30, 2011 and 2010 (unaudited)

	Six months ended		Six months ended
	June 30, 2011%		June 30, 2010%		Inc/(dec)	% Chg

Resort Revenues	$21,537,485	100.0%	$20,433,494	100.0%	$1,103,991	5.4%
Costs and Expenses:
Operating costs and expenses	8,860,946	41.1%	8,456,044	41.4%	404,902	4.8%
General and administrative	9,979,616	46.3%	9,847,406	48.2%	132,210	1.3%
Depreciation and amortization	1,722,270	8.0%	2,063,584	10.1%	(341,314)	-16.5%
Total costs and expenses	20,562,832	95.5%	20,367,034	99.7%	195,798	1.0%
Income before interest	974,653	4.5%	66,460	0.3%	908,193	1366.5%
Interest expense, net	(11,644)	-0.1%	(18,468)	-0.1%	6,824	-37.0%
Net income/(loss)	$963,009	4.5%	$47,992	0.2%	$901,369	1878.2%

For the six month period ended June 30, 2011, Resort Revenues were $21,537,485 compared to $20,433,494 in the prior year.  Costs and Expenses were $20,562,832 or 95.5% of revenues which resulted in an overall Net Income after interest, depreciation and amortization of $963,009 or 4.5% margin; a dramatic improvement to the bottom line of $901,369 over the same time last year.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These accounting policies have been described on our Annual Report on Form 10-K for the year ended December 31, 2010, and there have been no material changes in the three and six months ended June 30, 2011.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date.  Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

SALAMANDER INNISBROOK, LLC
(Registrant)

Date: August 15, 2011	/s/ Prem Devedas
Prem Devedas
Manager

Date: August 15, 2011	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer
(Principal Financial and Accounting
Officer)