Form 10-Q
period 2011-09-30
Salamander Innisbrook, LLC
filed 2011-11-23
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐      NO ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑

The Rental Pool operated by the Registrant has 594 Participants.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash	$124,731	$1,168,250
Accounts receivable trade, net	1,079,923	1,812,522
Inventories and supplies	812,119	850,562
Prepaid expenses and other	815,689	806,701
Due from affiliates	183,887	80,507
Total current assets	3,016,349	4,718,542

Property, buildings and equipment, net	41,123,279	42,627,245
Intangibles, net	6,742,969	7,547,292
Deposits and other assets	328,664	270,115
Total assets	$51,211,261	$55,163,194

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$447,728	$947,478
Accrued liabilities	1,919,453	1,862,232
Deferred revenue	2,510,710	2,579,403
Current portion of long term-refurbishment	33,597	27,761
Current portion of capital lease obligations	60,389	116,387
Total current liabilities	4,971,877	5,533,261

Deferred revenue	1,178,285	1,170,612
Refurbishment obligation, net of current portion	9,725	35,365
Capital lease obligations, net of current portion	-	20,431

Total liabilities	6,159,887	6,759,669

Member's equity	45,051,374	48,403,525
Total liabilities and member’s equity	$51,211,261	$55,163,194

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC
CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Resort revenues	$4,883,543	$4,581,132	$26,421,028	$25,014,626

Costs and expenses:
Operating costs and expenses	2,878,701	2,641,930	11,739,647	11,097,974
General and administrative	3,788,762	3,696,788	13,768,378	13,544,194
Depreciation and amortization	850,658	996,941	2,572,928	3,060,525
Total costs and expenses	7,518,121	7,335,659	28,080,953	27,702,693

Operating loss	(2,634,578)	(2,754,527)	(1,659,925)	(2,688,067)

Interest expense, net	(4,524)	(6,188)	(16,168)	(24,656)

Net loss	(2,639,102)	(2,760,715)	(1,676,093)	(2,712,723)

Member's equity, beginning of period	47,490,475	51,917,311	48,403,525	52,761,136
Member's contributions/(distributions)	200,001	156,084	(1,676,058)	(735,733)
Member's equity, end of period	$45,051,374	$49,312,680	$45,051,374	$49,312,680

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2011	2010

Operating activities:
Net loss	$(1,676,093)	$(2,712,723)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt expense	27,810	9,000
Depreciation and amortization	2,572,928	3,060,525
Loss on disposal of property & equipment	-	18,317
Deposits and other assets	(58,549)	-
Other changes in operating assets and liabilities	127,314	583,082
Net cash provided by operating activities	993,410	958,201

Cash flows from investing activities:
Capital expenditures	(264,638)	(260,406)
Net cash used in investing activities	(264,638)	(260,406)

Cash flows from financing activities:
Member distributions	(1,676,058)	(735,733)
Repayment of capital lease obligations	(76,429)	(84,976)
Repayment of refurbishment obligation	(19,804)	(17,036)
Net cash used in financing activities	(1,772,291)	(837,745)

Net change in cash	(1,043,519)	(139,950)

Cash at beginning of period	1,168,250	997,652

Cash at end of period	$124,731	$857,702

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,168	$24,656

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

We assumed control and operation of the Rental Pool Lease Operations (the “Rental Pool”) which is a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort; an average of 429 owners or 594 hotel rooms participate at any given time.  The Rental Pool obligated the Company to make quarterly distributions of a percentage of room revenues under the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “Master Lease” or “MLA”).   As described in Note 5, the MLA also entitled Participating Owners to 50% reimbursement of the refurbishment costs of their units during Phase I through IV and 25% for Phase V refurbishments (the “Refurbishment Program”).  Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

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

Note 2.  Accounts Receivable

	September 30, 2011	December 31, 2010
	(Unaudited)

Trade accounts receivable	$763,360	$1,576,821
Less allowance for bad debts	(106,071)	(91,519)
Other receivables	422,634	327,220
	$1,079,923	$1,812,522

Note 3.  Property, Buildings and Equipment

	September 30, 2011	December 31, 2010
	(Unaudited)

Land and land improvements	$16,555,594	$16,555,593
Buildings	24,948,272	24,948,272
Furniture, fixtures and equipment	7,628,231	7,754,059
Construction in progress	410,887	20,421
	49,542,984	49,278,345
Less accumulated depreciation	(8,419,705)	(6,651,100)
	$41,123,279	$42,627,245

Note 4.  Intangibles

Intangible assets represent the value of contractual arrangements assumed as of July 16, 2007, including trade names, water contract, rental pool, club memberships and future bookings.  The intangible assets are being amortized over the specific term or benefit period of each related contract.

		September 30,	December 31,
Intangible Assets	Amortization Period	2011	2010
		(Unaudited)

Water Contract	None since renewable in perpetuity	$2,030,000	$2,030,000
Rental Pool	77.5 months	9,481,717	9,481,717
Guest Bookings	36 months	1,378,000	1,378,000
Club Memberships	41.5 months	1,268,000	1,268,000
Trade Name	None since renewable in perpetuity	2,300,000	2,300,000
		16,457,717	16,457,717
Less accumulated amortization		(9,714,748)	(8,910,425)
		$6,742,969	$7,547,292

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

Master Lease Refurbishment Program – On July 16, 2007, the Company assumed a liability to certain condominium owners under the refurbishment program committed to in the Rental Pool Master Lease Agreement (“MLA”).  The liability of $43,322 represents the Company’s obligation to pay certain Rental Pool participants an amount equal to 25% of the cost to refurbish their respective units.   Principal and interest payments are due quarterly for the five year repayment period of the program.

Note 6. Commitments and Contingencies

Claims and Lawsuits

In the normal course of our operations, we are subject to claims and lawsuits. Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The outcome of this matter cannot be determined at this time. We believe this matter will not have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying condensed financial statements as of September 30, 2011 for the effects of this matter.

Transitions Optical Sponsorship – PGA TOUR

It was recently announced that Transitions Optical, presenting sponsor of the PGA TOUR event held at Innisbrook for the past two years, did not exercise its option as sponsor beyond the March, 2012 event. Because the Innisbrook Resort event is so highly regarded by the United States and foreign-based TOUR players (strength of the Copperhead Golf Course, superior accommodations, place in the PGA TOUR's "Florida Swing" schedule), those associated with the event are confident that a viable sponsor will be in place well in advance of the 2013 event. It should be noted that the combined resources of the PGA TOUR, the Copperheads and Salamander Hotels and Resorts/Innisbrook Resort have been deployed in a concerted effort to secure a new partner. Innisbrook Resort has been the site of a PGA TOUR event since 1990 and we fully expect to continue to be the site of a TOUR event for many years to come.

Because the PGA TOUR event is held in March, our peak demand month, management does not anticipate any adverse financial impact in the unlikely event that the PGA TOUR event is not held at Innisbrook in future years.

Note 7.  Related Party Transactions

We paid management fees to an affiliate of $146,490 and $137,504 for the three months ended; $792,623 and $750,509 for the nine months ended September 30, 2011 and 2010, respectively, which is included in general and administrative expense.

At September 30, 2011 and December 31, 2010, the amounts due from affiliates were $183,887 and $80,507, respectively, which are due on demand.

Note 8.  Subsequent Events

Over the past couple of months, we have been in negotiations with different golf cart providers for the replacement of our expiring fleet of lease vehicles.  On November 1, 2011, we entered a master lease agreement with Agricredit Acceptance LLC for vehicles supplied by Club Car, LLC.  The agreement provides for two leases, golf carts and utility vehicles, commencing the on the 1st day of the month after borrows’ signature on the Delivery and Acceptance Certificate.  The term of the lease is 48 months and the monthly lease payments will be approximately $20,750 and $10,058, respectively.

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

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)

DISTRIBUTION FUND

ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC
FOR DISTRIBUTION	$456,607	$489,077
INTEREST RECEIVABLE FROM RENTAL POOL
ESCROW FUND	2,468	2,462
	$459,075	$491,539

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$459,075	$313,617
DUE TO MAINTENANCE ESCROW FUND	-	177,922
	$459,075	$491,539

MAINTENANCE ESCROW FUND

ASSETS

CASH	$593,168	$185,231
CASH EQUIVALENTS	1,720,000	2,035,000
RECEIVABLE FROM DISTRIBUTION FUND	-	177,922
RECEIVABLE FROM SALAMANDER INNISBROOK LLC	-	6,227
INTEREST RECEIVABLE	4,017	3,432
	$2,317,185	$2,407,812

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$64,224	$87,805
INTEREST PAYABLE TO DISTRIBUTION FUND	2,468	2,462
TOTAL LIABILITIES	66,692	90,267

CARPET CARE RESERVE	77,343	87,914
PARTICIPANTS' FUND BALANCES	2,173,150	2,229,631
	$2,317,185	$2,407,812

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF OPERATIONS
DISTRIBUTION FUND
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

GROSS REVENUES	$1,292,348	$1,062,417	$7,148,856	$6,420,391

DEDUCTIONS:
Agents' commissions	23,620	12,260	189,512	181,289
Credit card fees	36,541	30,054	201,715	181,052
Audit fees	15,000	26,175	45,000	78,525
Uncollectible/model room rents	1,554	-	1,554	2,000
Linen replacements	9,686	13,232	48,485	44,037
Rental pool complimentary fees	4,212	4,063	19,028	19,340
	90,613	85,784	505,294	506,243

ADJUSTED GROSS REVENUES	1,201,735	976,633	6,643,562	5,914,148

AMOUNT RETAINED BY LESSEE	(721,041)	(585,980)	(3,986,137)	(3,548,490)

GROSS INCOME DISTRIBUTION	480,694	390,653	2,657,425	2,365,658

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(650)	50,446	(3,560)	48,497
Miscellaneous pool adjustments	95	(275)	(730)	1,400
Corporate complimentary occupancy fees	3,320	2,447	9,201	8,082
Occupancy fees	(227,092)	(176,166)	(955,186)	(829,300)
Advisory Committee expenses	(35,548)	(28,283)	(98,692)	(89,724)

NET INCOME DISTRIBUTION	220,819	238,822	1,608,458	1,504,613

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	227,092	176,166	955,186	829,300
Hospitality suite fees	121	121	1,879	2,424
Associate room fees	8,575	7,644	39,053	34,937

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$456,607	$422,753	$2,604,576	$2,371,274

See accompanying notes to the unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2011	2010	2011	2010

BALANCE, beginning of period	$-	$-	$-	$-

ADDITIONS:
Amounts available for distribution	456,607	422,753	2,604,576	2,371,274
Interest received or receivable from Maintenance Escrow Fund	2,468	2,753	7,599	9,015
REDUCTIONS:
Amounts withheld for Maintenance Escrow fund	-	(158,659)	-	(751,792)
Amounts accrued or paid to participants	(459,075)	(266,847)	(2,612,175)	(1,628,497)
BALANCE, end of period	$-	$-	$-	$-

MAINTENANCE ESCROW FUND

	Three months ended September 30,		Nine months ended September 30,

	2011	2010	2011	2010

BALANCE, beginning of period	$1,982,635	$2,283,430	$2,229,631	$1,955,469

ADDITIONS:
Amounts withheld from occupancy fees	-	158,659	-	751,794
Interest earned	1,817	2,753	4,017	9,015
Charges to participants to establish or restore escrow balances	813,594	42,907	965,350	152,851
REDUCTIONS:
Maintenance charges	(605,817)	(273,499)	(942,055)	(599,388)
Carpet care reserve deposit	-	(2,643)	-	(12,495)
Interest accrued or paid to Distribution Fund	(1,817)	(2,753)	(4,017)	(9,015)
Refunds to participants as prescribed by the master lease agreements	(17,262)	(20,627)	(79,776)	(60,004)
BALANCE, end of period	$2,173,150	$2,188,227	$2,173,150	$2,188,227

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

In addition, for Participants who refurbished units entering the Rental Pool during 2005, under the MLA, the Company assumed the obligation to reimburse the Participants an amount up to 25% of the actual unit refurbishment costs, plus interest at a rate of 2.5% per annum.  The obligation to reimburse the refurbishment costs and pay interest thereon applies only if certain minimum participation thresholds are maintained.

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

Maintenance Escrow Fund Accounts

These accounts provides funds for payment of amounts that are due from all Participants for maintenance and refurbishment services for or related to their condominium unit.  In the event that a Participant’s balance falls below the amount necessary to pay for maintenance and replacements in the Participants unit, the Participant is required to restore the escrow balance to a defined minimum level.  The MLA requires specific fund balances be maintained, by unit type, size and age of refurbishment.

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

Results of operations for the three months ended September 30, 2011 and 2010 (unaudited)

	Three months ended		Three months ended
	September 30, 2011%		September 30, 2010%		Inc/(dec)	% Chg

Resort Revenues	$4,883,543	100.0%	$4,581,132	100.0%	$302,411	6.6%
Costs and Expenses:
Operating costs and expenses	2,878,701	58.9%	2,641,930	57.7%	236,771	9.0%
General and administrative	3,788,762	77.6%	3,696,788	80.7%	91,974	2.5%
Depreciation and amortization	850,658	17.4%	996,941	21.8%	(146,283)	-14.7%
Total costs and expenses	7,518,121	153.9%	7,335,659	160.1%	182,462	2.5%
Income before interest	(2,634,578)	-53.9%	(2,754,527)	-60.1%	119,949	-4.4%
Interest expense, net	(4,524)	-0.1%	(6,188)	-0.1%	1,664	-26.9%
Net loss	$(2,639,102)	-54.0%	$(2,760,715)	-60.3%	$121,613	-4.4%

For the fourth consecutive quarter, Innisbrook revenues improved over the same period of the previous year. For the third quarter of 2011, top line revenues of $4,883,543, exceeding 2010 third quarter revenue by $302,411 or 6.6%.  The growth in the third quarter is a result of strong occupancies, up 30%, when compared to the same period in 2010.  In spite of a softer average rate in the group segment, improved marketing efforts within all market segments drove overall hotel occupancy up 30% over the same period in 2010.

As a direct result of the increased business levels, Costs and Expenses were up for the three-month period at $7,518,121 but were down as a relative percentage of overall revenue.   Due to the seasonal nature of the industry, this is typically the most financially challenging period for most Florida destinations.  The Resort experienced a Net Loss (after interest, depreciation and amortization) of $2,639,102 for the three-month period. This figure reflected an improvement of $121,613 or 4.4% when compared to the same time last year and is consistent with the trend of greater operating efficiencies at the Resort. This improvement marks the Resorts eighth consecutive quarter of an improved “bottom line” versus the same period of the prior year.

	Nine months ended		Nine months ended
	September 30, 2011%		September 30, 2010%		Inc/(dec)	% Chg

Resort Revenues	$26,421,028	100.0%	$25,014,626	100.0%	$1,406,402	5.6%
Costs and Expenses:
Operating costs and expenses	11,739,647	44.4%	11,097,974	44.4%	641,673	5.8%
General and administrative	13,768,378	52.1%	13,544,194	54.1%	224,184	1.7%
Depreciation and amortization	2,572,928	9.7%	3,060,525	12.2%	(487,597)	-15.9%
Total costs and expenses	28,080,953	106.3%	27,702,693	110.7%	378,260	1.4%
Income before interest	(1,659,925)	-6.3%	(2,688,067)	-10.7%	1,028,142	-38.2%
Interest expense, net	(16,168)	-0.1%	(24,656)	-0.1%	8,488	-34.4%
Net income/(loss)	$(1,676,093)	-6.3%	$(2,712,723)	-10.8%	$1,036,630	-38.2%

Resort operations generated revenues of $26,421,028 for the nine-month period ended September 30, 2011 which continues to maintain its revenue growth of between 5-6%.  Room occupancies for the nine-month period were up 15% while average room rate was down 3% from the prior year. As a result of increased business levels, Costs and Expenses were up.

The Resort’s Net Loss after interest, depreciation and amortization for the nine-month period was $1,676,903. This figure reflects a significant improvement of $1,036,630 (or 38%) over the first nine months of 2010.

Although many segments of the economy continues to struggle, Innisbrook management has continued to make improvements in forecasting the impact of these lagging economic conditions and has continued to implement efficiencies within the Resort operations.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These accounting policies have been described on our Annual Report on Form 10-K for the year ended December 31, 2010, and there have been no material changes in the three and nine months ended September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

SALAMANDER INNISBROOK, LLC
(Registrant)

Date: November 23, 2011	/s/	Prem Devedas
Prem Devedas
Manager

Date: November 23, 2011	/s/	Dale Pelletier
Dale Pelletier
Chief Financial Officer
(Principal Financial and Accounting
Officer)