Form 10-K
period 2011-12-31
Salamander Innisbrook, LLC
filed 2012-04-03
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File No.  333-147447

SALAMANDER INNISBROOK, LLC

State of Organization: Florida	IRS Employer Identification No. 26-0442888

 36750 US 19 N., Innisbrook, FL 34684

Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

 552 Condominium Rental Pool Units

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

 Yes ☐ No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of December 31, 2011.

Issuer has no common stock subject to this report.

1

Salamander Innisbrook, LLC

Annual Report on Form 10-K for the Year Ended December 31, 2011

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

PART I

ITEM 1. BUSINESS

Background

On June 14, 2007, Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”), was organized under the laws of the state of Florida. On July 16, 2007, Salamander Innisbrook, LLC, together with its affiliates, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC (collectively, the “Buyer”), completed the purchase of the Innisbrook Resort and Golf Club (the “Resort”) and all of the equity interest in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 416 condominium owners (representing 552 units) participate in a rental pool (the “Rental Pool”) operated by the Company.

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

PGA TOUR Event

Innisbrook Resort has been the site of a PGA TOUR event since 1990. The annual event typically takes place in March, our peak demand month. Transitions Optical, presenting sponsor of the PGA TOUR event for the past three years, did not exercise its option as sponsor beyond the March 2012 event. Because the Innisbrook Resort event is so highly regarded by the United States and foreign-based PGA TOUR players (strength of the Copperhead Golf Course, superior accommodations, place in the PGA TOUR’s “Florida Swing” schedule), those associated with the event are confident that a viable sponsor will be in place well in advance of the 2013 event. It should be noted that the combined resources of the PGA TOUR, the Copperhead Charities and Salamander Hotels and Resorts and Innisbrook Resort have been deployed in a concerted effort to secure a new partner. We fully expect to continue to be the site of a PGA TOUR event for many years to come. Because the PGA TOUR event is held during our peak demand month, we do not anticipate any adverse financial impact in the unlikely event that the PGA TOUR event is not held at Innisbrook Resort in future years.

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

Environmental Matters

Operations of the golf courses at the Resort involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. As of December 31, 2011, there were no violations imposed against the Company.

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

Employees

As of December 31, 2011, there were approximately 564 employees, with approximately 351 full time and approximately 213 part time or casual laborers who are engaged as needed.

Code of Ethics

See Part III, Item 10 for discussion of our Code of Business Conduct.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Resort is situated on approximately 900 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, 443, on average, participate in the Rental Pool on a year-to-year basis. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. Salamander Innisbrook Condominium, LLC, owns three condominium units, two of which participate in the rental pool in the same fashion as all other Rental Pool participants. Approximately 20% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. As a result of the potential use of lockout master bedroom units, the total number of rooms at the resort is 1216 and the average of 443 units participating in the Rental Pool at any one time is equivalent to approximately 552 hotel rooms. The Resort complex includes 72 holes of golf; practice ranges; three clubhouses with retail, golf, and food and beverage outlets; three conference and exhibit buildings; a full service spa and fitness center; six swimming pools including a themed water attraction; a recreation facility; a tennis facility and numerous administrative and support structures. These amenities are owned by the Company and have undergone substantial renovation and improvements during 2008 and 2009.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our operations, we are subject to claims and lawsuits. Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The outcome of this matter cannot be determined at this time. We believe this matter will not have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying financial statements as of December 31, 2011 for the effects of this matter.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

We place our intangible assets in the following categories: (i) the water contract; (ii) club memberships; (iii) the trademark and the trade name; (iv) the Rental Pool; and (v) guest bookings. The valuation of the water contract is based on the projected annual savings associated with having this contract. The water contract has an indefinite life. The valuation of the trademark and trade name is derived from the residual revenue stream from the Resort revenues that is attributed to the Innisbrook trade name. We attribute an indefinite life to the trademark and trade name. The valuation of the Rental Pool is based on estimates of revenue derived by us from our Rental Pool operations. During 2011, certain intangible assets related to guest bookings and club memberships that we acquired in connection with our acquisition of the Resort were exhausted. These intangible assets were fully amortized and realized.

During the fourth quarter of 2011, we reviewed our intangible assets, and based on the results, we determined that no impairment of intangible assets existed at December 31, 2011, and there has been no indication of impairment since that date.

Impairment of Other Long-Lived Assets

We review our other long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. In reviewing for impairment of our other long-lived assets, we review the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by discounted cash flow analysis, giving consideration to recent operating performance and pricing trends. At December 31, 2011, we believe the carrying values of our other long-lived assets are recoverable.

Loss Contingencies

We estimate loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. There have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2011.

Results of Operations

	Year ended December 31,
	2011		2010
Resort revenues	$34,509,009	100.0%	$32,140,525	100.0%
Costs and Expenses :
Operating costs and expenses	15,271,649	44.3%	14,520,185	45.2%
General and administrative	17,862,187	51.8%	17,786,049	55.3%
Depreciation and amortization	3,467,648	10.0%	4,090,334	12.7%
Total costs and expenses	36,601,484	106.1%	36,396,568	113.2%
Loss before Interest	(2,092,475)	-6.1%	(4,256,043)	-13.2%
Interest expense, net	(21,915)	-0.1%	(36,140)	-0.1%
Net loss	$(2,114,390)	-6.1%	$(4,292,183)	-13.4%

Innisbrook Resort and Golf Club continued to experience positive financial growth in 2011 with an overall revenue increase of 7.4% reaching $34,509,009 in sales for the year ended December 31, 2011. In a year-over-year comparison the growth was primarily a result of increases within occupancy, up 15.9%. Revenue per available room also grew by 15.5%.

Expenses continue to be well controlled throughout the year; operating costs and expenses fell 1% as a percentage of revenues, general and administrative expenditures were flat despite the increased revenue, and depreciation and amortization declined by $622,686 or 15.2% mostly due to certain intangible assets becoming fully amortized in 2011. Overall costs and expenses, which include depreciation and amortization, were down as a percentage of revenue from 113.2% to 106.1%. Increased revenues and operating efficiencies resulted in a 51% positive change in the Resort’s bottom line as the Net loss was $2,114,390 in 2011 versus the net loss of $4,292,183 in 2010.

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

Liquidity and Capital Resources

Operating losses in 2011 and 2010 were funded by operations. Future operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by cash generated by the Resort’s operations, funding from our sole member or affiliates’ current cash reserves.

The operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would not have a material adverse effect on the Company’s business or financial condition.

Environmental Matters

None

Off Balance Sheet Arrangements

As of December 31, 2011, we have no unconsolidated subsidiaries.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2011, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

Management’s Report Internal Controls Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on the assessment, management concluded that, as of December 31, 2011, the Company’s internal controls over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information about our executive officers:

Name	Age	Position
Prem Devadas	54	Manager
Dale Pelletier	52	CFO, Salamander Hospitality LLC

Biographical Information

Prem Devadas, Manager, is a twenty-nine year veteran of the hospitality industry. After ten years with The Potomac Hotel Group in Washington, DC, he left the Regional Director of Operations position to manage the lodging portfolio for CCA Industries whose holdings include The Jefferson Hotel in Richmond, VA, The Hermitage Hotel in Nashville, TN and Kiawah Island Resort near Charleston, SC. As Managing Director, he re-positioned the Jefferson Hotel and the Hermitage Hotel through extensive renovations and achieved Mobil 5-Star and AAA Five-Diamond awards for the respective properties. At Kiawah Island he directed the development and successful opening of the Sanctuary at Kiawah Island, the new 255 room ultra luxury hotel opened in August, 2004.

Dale Pelletier, Chief Financial Officer, is a thirty-four year veteran of the hospitality industry. Mr. Pelletier oversees the company’s financial, accounting, tax, information systems, treasury, planning and reporting activities. His extensive experience with over seventy hotels includes full service, limited service, all suites, resorts and condominium hotels both at the property and corporate levels. He also served as Chief Financial Officer for MEI Hotels, a hotel development, ownership, management and investment group. He was responsible for all financial activities for the company’s managed and asset managed hotels, construction and development projects and three private equity funds. Prior to MEI, Mr. Pelletier was Chief Financial Officer for the US operations of City Hotels, an international hotel and airline company listed on the Brussels stock exchange, with hotels in the US and Europe.

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

Code of Ethics

The Code of Business Conduct applies to all of our officers and other employees. Salamander Innisbrook, LLC’s Code of Business conduct was filed as Exhibit 14.1 to its Annual Report on Form 10-K filed with the SEC on April 4, 2011. You may also obtain a free copy of our Code of Ethics by writing to our attention at 36750 US Highway 19 North, Palm Harbor, FL 34684.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the year ended December 31, 2011 to our executive officers.

Name and Principal Position		Salary and Commission	Bonus	Other Annual Compensation	All Other Compensation
Prem Devadas	2011	$—	$—	$—	$—
Manager (1)	2010	$—	$—	$—	$—
Dale Pelletier	2011	$—	$—	$—	$—
Chief Financial Officer (1)	2010	$—	$—	$—	$—

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

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid the Company approximately $398,400 and $500,000 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2011 and 2010, respectively.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums which were acquired from the former owner. Its condominiums participated in the Rental Pool under the MLA in the same manner as all other Rental Pool participants.

At December 31, 2011and 2010, the Company had amounts due from affiliates of $84,003 and $80,507 respectively, which are non-interest bearing and due on demand.

Golf Host Securities, Inc. is an on-site real estate broker/dealer for the resale of the Resort’s condominium units owned by Salamander Farms, LLC. Approximately $31,000 was paid to the Company for rent and related accounting services for the years ended December 31, 2011 and 2010.

(c)	Indebtedness of Management

None.

(d)	Transactions with Promoters

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Kingery & Crouse, PA served as our independent registered public accounting firm for the years ended December 31, 2011 and 2010.

The following fees were incurred for Kingery & Crouse, PA services related to years ended December 31, 2011 and 2010.

Audit Fees: $60,000 and $67,601 for the fiscal years ended December 31, 2011 and 2010 for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

Audit-Related Fees: None.

Tax Fees: None.

All other fees: None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements and exhibits filed as part of this annual report on Form 10-K are listed on pages 13 and 35, and are incorporated herein by reference.

12

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Sole Member and Manager of Salamander Innisbrook, LLC:

We have audited the accompanying balance sheets of Salamander Innisbrook, LLC (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations and changes in member’s equity, and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, FL

April 3, 2012

 SALAMANDER INNISBROOK, LLC

BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010

Assets
Current assets:
Cash	$943,216	$1,168,250
Accounts receivable, net	1,983,012	1,812,522
Inventories and supplies	826,625	850,562
Prepaid expenses and other	729,341	806,701
Due from affiliates	84,003	80,507
Total current assets	4,566,197	4,718,542

Property, buildings and equipment, net	40,551,300	42,627,245
Intangibles, net	6,474,862	7,547,292
Deposits and other assets	286,550	270,115
Total assets	$51,878,909	$55,163,194

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$956,503	$947,478
Accrued liabilities	2,091,856	1,862,232
Deferred revenue	2,741,979	2,579,403
Current portion of refurbishment obligation	36,250	27,761
Current portion of capital lease obligations	30,532	116,387
Total current liabilities	5,857,120	5,533,261

Deferred revenue	1,100,491	1,170,612
Refurbishment obligation, net of current portion	-	35,365
Capital lease obligations, net of current portion	-	20,431

Total liabilities	6,957,611	6,759,669

Member's equity	44,921,298	48,403,525
Total liabilities and member’s equity	$51,878,909	$55,163,194

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

For the Years Ended December 31, 2011 and 2010

`	2011	2010

Resort revenues	$34,509,009	$32,140,525

Costs and expenses:
Hotel	3,447,450	3,262,313
Food and beverage	7,401,120	7,015,007
Golf	2,643,701	2,533,361
Other	1,779,378	1,709,504
General and administrative	17,862,187	17,786,049
Depreciation and amortization	3,467,648	4,090,334
Total costs and expenses	36,601,484	36,396,568

Loss before interest	(2,092,475)	(4,256,043)

Interest expense, net	(21,915)	(36,140)

Net loss	(2,114,390)	(4,292,183)

Member's equity, beginning of year	48,403,525	52,761,136

Member distributions	(1,367,837)	(65,428)

Member's equity, end of year	$44,921,298	$48,403,525

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net loss	$(2,114,390)	$(4,292,183)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debt	19,564	9,000
Depreciation and amortization	3,467,655	4,090,334
Loss on disposal of assets	-	13,068
Net increase (decrease) in cash flows from changes in:
Accounts receivable	(190,054)	194,464
Inventories and supplies	23,937	153,244
Prepaid expenses and other	77,360	(75,508)
Due (to) from affiliates	(3,496)	114,097
Deposits and other assets	(16,435)	47,125
Accounts payable	9,025	4,540
Accrued liabilities	229,624	9,969
Deferred revenue	92,455	387,747
Net cash provided by operating activities	1,595,245	655,897

Cash flows from investing activities:
Purchases of property and equipment	(319,280)	(294,290)
Proceeds from sale of property and equipment	-	5,250
Net cash used in investing activities	(319,280)	(289,040)

Cash flows from financing activities:
Member distributions	(1,367,837)	(65,428)
Repayment of capital lease obligations	(106,286)	(108,137)
Repayment of refurbishment obligation	(26,876)	(22,694)
Net cash used in financing activities	(1,500,999)	(196,259)

Net increase (decrease) in cash	(225,034)	170,598

Cash, beginning of year	1,168,250	997,652
Cash, end of year	$943,216	$1,168,250

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,915	$36,140

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

The Company assumed control and operation of the Rental Pool Lease Operations (the “Rental Pool”) which is a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort; an average of 443 units or 552 hotel rooms participate at any given time. The Rental Pool obligated the Company to make quarterly distributions of a percentage of room revenues under the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “Master Lease” or “MLA”). Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed waterpark and five swimming pools.

2. Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements include our belief that long-lived assets, including intangibles, are recoverable, and our estimates of the average lives of memberships from which we base our revenue recognition are reasonable. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term. Future results could be materially affected if actual results differ from these estimates and assumptions.

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
18

Liquidity – The Company believes that with the cash on hand, cash available from operations and funding available from our sole member or affiliates’ current cash reserves will be sufficient to fund our operations for the foreseeable future.

Revenue Recognition and Deferred Revenue - Revenue from rooms, green fees, food and beverage sales and other merchandise sales are generally recognized at the time of sale. Membership dues and annual fees are recognized ratably over the applicable period. The following table sets forth the percentage of the Resort’s total revenues attributable to the categories listed for the years ended December 31, 2011 and 2010.

	2011	2010
Revenues
Rental pool revenues	26.1%	24.5%
Resort facilities and other resort revenue	73.9%	75.5%
Total	100.0%	100.0%

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

The Company’s management reviews accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be doubtful is included in the allowance for doubtful accounts. The balance in the allowance for doubtful accounts was $111,083 and $91,519 as of December 31, 2011 and 2010, respectively. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

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

Impairment of Long-Lived Assets - The Company regularly reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques, giving consideration to recent operating performance and pricing trends. There were no impairment losses related to long-lived assets for the periods included herein.

Intangibles - The Company evaluates intangible assets for impairment annually or earlier if a significant event occurs or circumstances indicate that the assets may not be recoverable. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant negative industry or economic trends. During the fourth quarter of 2011, the Company completed its annual intangible impairment assessment, and based on the results, the Company determined that no impairment of intangible assets existed at December 31, 2011.

Advertising - Advertising costs are expensed as incurred and amounted to $582,282 and $389,536 for the years ended December 31, 2011 and 2010, respectively.

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

We have adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes.  Under ASC 740-10, we are required to evaluate each of our tax positions to determine if they are more likely than not to be sustained if the taxing authority examines the respective position.  A tax position includes an entity’s tax status, including its status as a pass through entity, and the decision not to file a tax return.  We have evaluated each of our tax positions and have determined that no provision or liability for income taxes is necessary.

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

Recently Issued Accounting Pronouncements- The Financial Accounting Standards Board has recently issued several Financial Accounting Standards.

The Company has determined that all recently issued accounting standards will not have a material impact on its financial statements, or do not apply to its operations.

3. Accounts Receivable

Accounts receivable consist of the following as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Trade accounts receivable	$1,591,984	$1,576,821
Other receivables	502,111	327,220
Less allowance for bad debts	(111,083)	(91,519)
	$1,983,012	$1,812,522

Other receivables include related party receivables of $293,027 and $176,630 due from Innisbrook Condominium Association and $33,647 and $32,428 due from the Lessors’ Advisory Committee at December 31, 2011 and 2010, respectively.

4. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Land and land improvements	$16,645,171	$16,555,593
Buildings	24,961,772	24,948,272
Furniture, fixtures and equipment	7,952,997	7,754,059
Contruction in progress	37,685	20,421
	49,597,625	49,278,345
Less accumulated depreciation	(9,046,325)	(6,651,100)
	$40,551,300	$42,627,245

Included in furniture, fixtures and equipment is certain equipment including golf course maintenance equipment and computer equipment that are recorded under capital leases and that have a net book value at December 31, 2011 and 2010 of $30,533 and $134,674, respectively. Depreciation expense of $2,395,225 and $2,402,539 was recorded for the years ended December 31, 2011 and 2010, respectively.

5. Intangibles

Intangible assets represent the value of the following contractual relationships acquired in connection with the acquisition of the Resort. The intangible assets are being amortized over the specific term or benefit period of each related contract.

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

		December 31,	December 31,
Intangible Assets	Amortization Period	2011	2010

Water Contract	None since renewable in perpetuity	$2,030,000	$2,030,000
Rental Pool	77.5 months	9,481,717	9,481,717
Guest Bookings	36 months	-	1,378,000
Club Memberships	41.5 months	-	1,268,000
Trade Name	None since renewable in perpetuity	2,300,000	2,300,000
		13,811,717	16,457,717
Less accumulated amortization		(7,336,855)	(8,910,425)
		$6,474,862	$7,547,292

During 2011, certain intangible assets related to guest bookings and club memberships that we acquired in connection with our acquisition of the Resort were exhausted. These intangible assets were fully amortized and realized. Amortization expense amounted to $1,072,430 and $1,687,785 for the years ended December 31, 2011 and 2010, respectively.

Anticipated amortization expense is illustrated in the table below:

Year	Amount
2012	$1,072,430
2013	1,072,430
$2,144,860

6. Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2011 and 2010:

	2011	2010
Rental pool lease distribution payable	$638,125	$507,813
Accrued payroll costs	991,351	920,676
Other	462,380	433,743
	$2,091,856	$1,862,232

7. Refurbishment Obligation

Master Lease Refurbishment Obligation

The Company agreed to provide a refurbishment reimbursement to the condominium owners for units placed into the Rental Pool during 2005. The owners of these units will be paid 25% of their refurbishment investment, with interest at 2.5% per annum. The owners of these units currently receive interest and will receive principal payments beginning in 2008 and ending in 2012 for total principal payments of approximately $36,300.

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

8. Leases

The Company leases equipment under capital and operating leases. On November 1, 2011, we entered into a master lease agreement with Agricredit Acceptance, LLC for vehicles supplied by Club Car, LLC. The agreement replaced our expired lease agreement and provides for two leases, golf carts and utility vehicles, with payments commencing in January 2012. The term of each lease is 48 months and the monthly lease payments are approximately $20,760 and $11,080, respectively. Lease expense amounted to $454,000 and $442,172 for the years ended December 31, 2011 and 2010, respectively. Future minimum lease payments under leases in excess of one year are as follows:

	Capital	Operating
2012	$30,990	$381,697
2013	---	381,697
2014	---	381,697
2015	---	381,697
Subtotal	30,990	1,526,788
Less amount representing interest	(458)	---
Total	$30,532	$1,526,788

9. Commitments and Contingencies

Contingency

In the normal course of our operations, we are subject to claims and lawsuits. Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The outcome of this matter cannot be determined at this time. We believe this matter will not have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying financial statements as of December 31, 2011 for the effects of this matter.

Employee Benefit Plans

The Company sponsors a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of the contributions of each employee. The Company made matching contributions of approximately $140,900 and $165,000 for the years ended December 31, 2011 and 2010, respectively.

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

11. Related Party Transactions

We paid management fees to an affiliate of approximately $1,035,300 and $964,100 for the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, the amounts due from affiliates amounted to $84,003 and $80,507 respectively, which are due on demand.

The Innisbrook Rental Pool Lease Operation paid us $398,400 and $500,000 as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies during the years ended December 31, 2011 and 2010, respectively.

RENTAL POOL LEASE OPERATION—HISTORICAL SUMMARY

The following financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the years ended December 31, 2011 and 2010.

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

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Sole Member of Salamander Innisbrook, LLC and
the Lessors of the Innisbrook Rental Pool Lease Operation:

We have audited the accompanying balance sheets (comprised of the Distribution Fund and the Maintenance Escrow Fund) of the Innisbrook Rental Pool Lease Operation (“Rental Pool”) as of December 31, 2011 and 2010, and the related statements of operations and changes in participants’ fund balances for the years then ended. These financial statements are the responsibility of the Rental Pool’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation as of December 31, 2011 and 2010, and the results of its operations and changes in the participants’ fund balances for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, FL

April 3, 2012

Innisbrook Rental Pool Lease Operation

Balance Sheets—Distribution Fund

	December 31,
	2011	2010
ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	$621,480	$489,077
INTEREST RECEIVABLE FROM RENTAL POOL ESCROW FUND	3,254	2,462
	$624,734	$491,539

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$624,734	$313,617
DUE TO MAINTENANCE ESCROW FUND	-	177,922
	$624,734	$491,539

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheets—Maintenance Escrow Fund

	December 31,
	2011	2010
ASSETS

CASH	$217,859	$185,231
CASH EQUIVALENTS	1,745,000	2,035,000
RECEIVABLE FROM DISTRIBUTION FUND	-	177,922
RECEIVABLE FROM SALAMANDER INNISBROOK LLC	-	6,227
INTEREST RECEIVABLE	3,971	3,432
	$1,966,830	$2,407,812

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$78,840	$87,805
INTEREST PAYABLE TO DISTRIBUTION FUND	3,254	2,462
TOTAL LIABILITIES	82,094	90,267

CARPET CARE RESERVE	70,044	87,914
PARTICIPANTS' FUND BALANCES	1,814,692	2,229,631
	$1,966,830	$2,407,812

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Operations—Distribution Fund

	For the year ended December 31,
	2011	2010

GROSS REVENUES	$8,899,318	$7,772,460

DEDUCTIONS:
Agents' commissions	244,029	206,456
Credit card fees	251,163	219,340
Audit fees	60,000	89,003
Uncollectible & model room rents	3,182	11,773
Linen replacements	62,951	55,876
Rental pool complimentary fees	28,232	29,073
	649,557	611,521

ADJUSTED GROSS REVENUES	8,249,761	7,160,939

AMOUNT RETAINED BY LESSEE	(4,950,258)	(4,289,408)

GROSS INCOME DISTRIBUTION	3,299,503	2,871,531

ADJUSTMENTS TO GROSS
INCOME DISTRIBUTION:
General pooled expense	(3,560)	48,986
Miscellaneous pool adjustments	(1,860)	1,399
Corporate complimentary occupancy fees	11,474	9,730
Occupancy fees	(1,208,747)	(1,029,770)
Advisory Committee expenses	(130,662)	(121,850)

NET INCOME DISTRIBUTION	1,966,148	1,780,026

ADJUSTMENTS TO NET INCOME
DISTRIBUTION:
Occupancy fees	1,208,747	1,029,770
Hospitality suite fees	2,714	3,060
Associate room fees	49,245	46,697

AVAILABLE FOR DISTRIBUTION
TO PARTICIPANTS	$3,226,854	$2,859,553

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statement of Changes in Participants’ Fund Balances—Distribution Fund

	For the year ended December 31,

	2011	2010

BALANCE, beginning of year	$-	$-

ADDITIONS:
Amounts available for distribution	3,226,854	2,859,553
Interest received or receivable from Maintenance Escrow Fund	3,971	11,478
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	-	(929,714)
Amounts accrued or paid to participants	(3,230,825)	(1,941,317)
BALANCE, end of year	$-	$-

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balances—Maintenance Escrow Fund

	For the year ended December 31,

	2011	2010

BALANCE, beginning of period	$2,229,631	$1,955,469

ADDITIONS:
Amounts withheld from occupancy fees	-	929,714
Interest earned	3,971	11,478
Charges to participants to establish
or restore escrow balances	1,205,885	187,326
REDUCTIONS:
Maintenance charges	(1,509,013)	(761,692)
Carpet care reserve deposit	-	(15,450)
Interest accrued or paid to
Distribution Fund	(3,971)	(11,478)
Refunds to participants as
prescribed by the master lease
agreements	(111,811)	(65,736)
BALANCE, end of period	$1,814,692	$2,229,631

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

The Rental Pool operation is highly dependent upon the operations of the Resort, and likewise, the Resort is also dependent upon the continued participation of condominium owners in the Rental Pool. Additionally, the Rental Pool and Resort are both impacted by the general economic conditions related to the destination resort industry.

Rental Pool Agreements - The Rental Pool operates under the provisions of a Master Lease Agreement (the “MLA” or “Agreement”), which commenced on January 1, 2002 and expired December 31, 2011, replacing all lease agreements previously in existence. On September 10, 2009, a letter of agreement was signed extending the MLA two additional years, expiring December 31, 2013.

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

As part of the Master Lease Agreement, the former Resort owner, GTA-IB, LLC, had agreed to reimburse Rental Pool participants in the MLA for up to 50% of the actual unit refurbishment costs, plus interest at a rate of 5% per annum on such amount, beginning in 2002, so long as the minimum participation threshold as defined, is maintained. Salamander Innisbrook, LLC assumed the refurbishment obligations under the Agreement when it acquired the Resort on July 16, 2007. As of December 31, 2009, these obligations were paid in full.

In addition, the Company agreed to provide a refurbishment reimbursement to the respective condominium owners for units placed into the Rental Pool during 2005. The owners of these units are reimbursed for up to 25% of their refurbishment costs, plus interest at 2.5% per annum.

Nature of Accounts and Fund Balances - The Rental Pool consists of the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund’s balance sheet primarily reflects amounts receivable from the Company for the Rental Pool distribution payable to Participants and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect the calculation of pooled earnings, management fees and adjustments, as defined.

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

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. Beginning in 2011, by mutual agreement between the LAC and the Resort, until it is determined that the fund requires replenishment, both the occupancy fee (Paragraph 7.3 of the MLA) and the carpet care reserve (Paragraph 1.6 of the MLA) deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreements for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $17,870 and $31,455 for the years ended December 31, 2011 and 2010, respectively.

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

Certificates of Deposit - The LAC invests amounts maintained in the maintenance escrow fund primarily in certificates of deposit held with various financial institutions. As of December 31, 2011, the certificates earned interest at rates ranging from .20% to .65% and have maturities ranging from four to twelve months. As of December 31, 2011 and 2010, accrued interest earned amounted to $3,971 and $3,432 and is included in the accompanying financial statements of the maintenance escrow fund. At December 31, 2011 and 2010, the cost of these investments approximates fair value.

Revenue Recognition - Revenue from Resort operations is recognized as the related service is performed.

Accounts Receivable - Receivables are presented net of any allowances for uncollectible amounts. All receivable balances reflected in the accompanying financial statements as of December 31, 2011 and 2010 were collected in subsequent periods. As such, an allowance for doubtful accounts is not considered necessary as of December 31, 2011 and 2010.

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

Income Taxes - No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrue to the participants.  The Innisbrook Rental Pool Trust files an annual tax return, which remains subject to examination by taxing authorities for years on or after 2006.  Effective, January 1, 2009, the Rental Pool and related Trust adopted FASB Accounting Standards Codification Topic 740-10, “Accounting for Uncertainty in Income Taxes”.  This topic requires the Rental Pool and the related Trust to evaluate each of their tax positions and the information reported in the Trust’s tax return to determine if such information and positions are more likely than not to be sustained under examination by a taxing authority.   A tax position includes an entity’s tax status, which includes considerations as to the qualifications of the Trust and the decision that all fund activities pass through to the participants of the Rental Pool.

The Rental Pool and trustees of the Trust have evaluated their tax positions and have determined that no provision or liability for income taxes is necessary. Conclusions regarding uncertain tax positions are evaluated on an annual basis to determine if facts or circumstances have arisen that might cause a change in judgment regarding the likelihood of a tax position’s sustainability under examination.

NOTE 3 -   RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid Salamander Innisbrook, LLC approximately $398,400 and $500,000 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, accounts payable included in the accompanying balance sheets of the Maintenance Escrow Fund include approximately $37,200 and $59,200 respectively, payable to Salamander Innisbrook, LLC for such items.

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
Date : April 3, 2012
	By:	/s/ Prem Devadas
Prem Devadas Manager (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devadas	Manager (Principal Executive Officer)	April 3, 2012

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 3, 2012

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Organization of Salamander Innisbrook, LLC*
10.1	Letter of Agreement, By and Between Innisbrook Lessor’s Advisory Committee and Salamander Innisbrook, LLC dated September 10, 2009*
14.1	Code of Business Conduct*
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.	Interactive data files formatted in XBRL (eXensible Business Reporting Language): (i) the Balance Sheets, (ii)the Statement of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Scheme Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Incorporated by Reference to Registrant’s Report on Form 10-K filed April 4, 2011

** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

