Form 10-Q
period 2012-03-31
Salamander Innisbrook, LLC
filed 2012-05-21
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The Rental Pool operated by the Registrant has 556 condominium rental pool units owned by approximately 446 condominium owners as of May 18, 2012.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash	$997,649	$943,216
Accounts receivable trade, net	3,649,064	1,983,012
Inventories and supplies	892,277	826,625
Prepaid expenses and other	760,391	729,341
Due from affiliates	-	84,003
Total current assets	6,299,381	4,566,197

Property, buildings and equipment, net	40,006,739	40,551,300
Intangibles, net	6,206,754	6,474,862
Deposits and other assets	273,022	286,550
Total assets	$52,785,896	$51,878,909

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$749,080	$956,503
Accrued liabilities	2,993,919	2,091,856
Deferred revenue	2,650,992	2,741,979
Current portion of long term-refurbishment	29,111	36,250
Current portion of capital lease obligations	-	30,532
Due to affiliates	7,472	-
Total current liabilities	6,430,574	5,857,120

Deferred revenue	1,164,383	1,100,491

Total liabilities	7,594,957	6,957,611

Member's equity	45,190,939	44,921,298
Total liabilities and member’s equity	$52,785,896	$51,878,909

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended March 31,
	2012	2011

Resort revenues	$12,795,604	$11,937,166

Costs and expenses:
Operating costs and expenses	4,950,479	4,719,813
General and administrative	5,235,248	5,180,563
Depreciation and amortization	833,664	861,133
Total costs and expenses	11,019,391	10,761,509

Operating income	1,776,213	1,175,657

Interest expense, net	(4,941)	(5,630)

Net income	1,771,272	1,170,027

Member's equity, beginning of period	44,921,298	48,403,525
Member's distributions	(1,501,631)	(1,376,053)
Member's equity, end of period	$45,190,939	$48,197,499

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2012	2011

Operating activities:
Net income	$1,771,272	$1,170,027
Adjustments to reconcile net income to net cash provided by operating activities
Provision for bad debt expense	6,875	3,314
Depreciation and amortization	833,664	861,133
Deposits and other assets	13,528	(1,875)
Other changes in operating assets and liabilities	(1,010,613)	439,726
Net cash provided by operating activities	1,614,726	2,472,325

Cash flows from investing activities:
Capital expenditures	(20,991)	(69,402)
Net cash used in investing activities	(20,991)	(69,402)

Cash flows from financing activities:
Member distributions	(1,501,631)	(1,376,053)
Repayment of capital lease obligations	(30,532)	(18,682)
Repayment of refurbishment obligation	(7,139)	(5,658)
Net cash used in financing activities	(1,539,302)	(1,400,393)

Net increase in cash	54,433	1,002,530

Cash at beginning of period	943,216	1,168,250

Cash at end of period	$997,649	$2,170,780

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,941	$5,630

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

We assumed control and operation of the Rental Pool Lease Operations (the “Rental Pool”) which is a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort; an average of 446 owners or 556 hotel rooms participate at any given time. The Rental Pool obligated the Company to make quarterly distributions of a percentage of room revenues under the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “Master Lease” or “MLA”). Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

Basis of presentation

The accompanying interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and  the instructions of Quarterly Report on Form 10-Q, consequently, do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K.  Accordingly, these condensed financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 2. Accounts Receivable

Accounts receivable consist of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(Unaudited)

Trade accounts receivable	$3,418,119	$1,591,984
Less allowance for bad debts	(117,958)	(111,083)
Other receivables	348,903	502,111
	$3,649,064	$1,983,012

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(Unaudited)

Land and land improvements	$16,645,171	$16,645,171
Buildings	24,961,772	24,961,772
Furniture, fixtures and equipment	7,952,997	7,952,997
Construction in progress	58,680	37,685
	49,618,620	49,597,625
Less accumulated depreciation	(9,611,881)	(9,046,325)
	$40,006,739	$40,551,300

Note 4. Intangibles

Intangible assets represent the value of the following contractual relationships acquired in connection with the acquisition of the Resort. The intangible assets are being amortized over the specific term or benefit period of each related contract.

		March 31,	December 31,
Intangible Assets	Amortization Period	2012	2011
		(Unaudited)

Water Contract	None since renewable in perpetuity	$2,030,000	$2,030,000
Rental Pool	77.5 months	9,481,717	9,481,717
Trade Name	None since renewable in perpetuity	2,300,000	2,300,000
		13,811,717	13,811,717
Less accumulated amortization		(7,604,963)	(7,336,855)
		$6,206,754	$6,474,862

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

Master Lease Refurbishment Program – On July 16, 2007, the Company assumed a liability to certain condominium owners under the refurbishment program committed to in the Rental Pool Master Lease Agreement (“MLA”). The liability of $29,111 represents the Company’s obligation to pay certain Rental Pool participants an amount equal to 25% of the cost to refurbish their respective units. Principal and interest payments are due quarterly for the five year repayment period of the program.

Note 6. Commitments and Contingencies

Contingencies

In the normal course of our operations, we are subject to claims and lawsuits. Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The outcome of this matter cannot be determined at this time. We believe this matter will not have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying condensed financial statements as of March 31, 2012 for the effects of this matter.

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

Note 7. Related Party Transactions

We paid management fees to an affiliate of $384,051 and $358,115 for the three months ended March 31, 2012 and 2011, respectively, which is included in general and administrative expense.

At March 31, 2012 and December 31, 2011, the amounts due (to)/from affiliates were $(7,472) and $84,003 respectively, which are due on demand.

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

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
DISTRIBUTION FUND

ASSETS

RECEIVABLE FROM SALAMANDER INNISBROOK, LLC FOR DISTRIBUTION	$1,320,221	$621,480
INTEREST RECEIVABLE FROM RENTAL POOL ESCROW FUND	1,680	3,254
	$1,321,901	$624,734

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$1,161,396	$624,734
DUE TO MAINTENANCE ESCROW FUND	160,505	-
	$1,321,901	$624,734

MAINTENANCE ESCROW FUND

ASSETS

CASH	$283,527	$217,859
CASH EQUIVALENTS	1,390,000	1,745,000
RECEIVABLE FROM DISTRIBUTION FUND	160,505	-
INTEREST RECEIVABLE	5,936	3,971
	$1,839,968	$1,966,830

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$42,866	$78,840
INTEREST PAYABLE TO DISTRIBUTION FUND	1,743	3,254
TOTAL LIABILITIES	44,609	82,094

CARPET CARE RESERVE	67,729	70,044
PARTICIPANTS' FUND BALANCES	1,727,630	1,814,692
	$1,839,968	$1,966,830

See accompanying notes to unaduited condensed financial statements

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(unaudited)

	Three months ended March 31,
	2012	2011

GROSS REVENUES	$3,573,972	$3,363,227

DEDUCTIONS:
Agents' commissions	97,401	99,818
Credit card fees	100,071	94,815
Audit fees	15,000	15,000
Linen replacements	30,569	24,552
Rental pool complimentary fees	6,482	4,890
	249,523	239,075

ADJUSTED GROSS REVENUES	3,324,449	3,124,152

AMOUNT RETAINED BY LESSEE	(1,994,669)	(1,874,491)

GROSS INCOME DISTRIBUTION	1,329,780	1,249,661

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(1,345)	(1,419)
Corporate complimentary occupancy fees	4,464	2,528
Occupancy fees	(401,263)	(368,624)
Advisory Committee expenses	(30,787)	(26,236)

NET INCOME DISTRIBUTION	900,849	855,910

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	401,263	368,624
Hospitality suite fees	812	788
Associate room fees	17,297	16,170

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$1,320,221	$1,241,492

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

DISTRIBUTION FUND

(unaudited)

	Three months ended March 31,
	2012	2011
BALANCE, beginning of period	$-	$-

ADDITIONS:
Amounts available for distribution	1,320,221	1,241,492
Interest received or receivable from Maintenance Escrow Fund	1,680	2,931
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(160,505)	-
Amounts accrued or paid to participants	(1,161,396)	(1,244,423)
BALANCE, end of period	$-	$-

MAINTENANCE ESCROW FUND

(unaudited)

	Three months ended March 31,
	2012	2011
BALANCE, beginning of period	$1,814,692	$2,229,631

ADDITIONS:
Amounts withheld from occupancy fees	160,505	-
Interest earned	5,936	2,931
Charges to participants to establish or restore escrow balances	56,589	68,701
REDUCTIONS:
Maintenance charges	(215,807)	(142,322)
Interest accrued or paid to Distribution Fund	(5,936)	(2,931)
Refunds to participants as prescribed by the master lease agreements	(88,349)	(47,415)
BALANCE, end of period	$1,727,630	$2,108,595

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

The Resort has initiated a Phase One Turnkey Refurbishment Program of condominiums that participated in the Phase One Turnkey Refurbishment Program in 2000. The improvement of furnishings, soft goods and fixtures plus other upgrades in bathrooms and living areas will bring these rooms to the overall quality level of more recent phases of room renovations. This project, when combined with the $26 million investment Salamander has made to modernize the Resort and the Innisbrook Condominium Association’s lobby and hallway renovation program, will provide an even greater number of quality accommodations for all overnight clientele thereby continuing to enhance Innisbrook’s growing reputation as one of the finest resorts in Florida.

Maintenance Escrow Fund Accounts

The MLA generally provides that 90% of the occupancy fees earned by each Participant are ultimately deposited in that Participant’s Maintenance Escrow Fund account. The occupancy fee percentage deposited into the Fund was reduced to 40% in 2012 as was agreed to and amended by the 2012 Annual Lease Agreement. The account provides funds for payment of amounts that are due from all Participants for maintenance and refurbishment services for or related to their condominium unit. In the event that a Participant’s balance falls below the amount necessary to pay for maintenance and replacements in the Participants unit, the Participant is required to restore the escrow balance to a defined minimum level. The MLA requires specific fund balances be maintained, by unit type, size and age of refurbishment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We operate Innisbrook Resort and Golf Club (the “Resort”) in Innisbrook, Florida, which contains 1,216 condominium units of which all have been sold to third parties or to affiliates of the Company. A large number of the condominium units, 556, are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses; the remainder of the condominium units is owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities as well as administrative offices.

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

Results of operations for the three months ended March 31, 2012 and 2011 (unaudited)

	Three months ended		Three months ended
	March 31, 2012%		March 31, 2011%		Inc/(dec)	% Chg

Resort Revenues	$12,795,604	100.0%	$11,937,166	100.0%	$858,438	7.2%
Costs and Expenses:
Operating costs and expenses	4,950,479	38.7%	4,719,813	39.5%	230,666	4.9%
General and administrative	5,235,248	40.9%	5,180,563	43.4%	54,685	1.1%
Depreciation and amortization	833,664	6.5%	861,133	7.2%	(27,469)	-3.2%
Total costs and expenses	11,019,391	86.1%	10,761,509	90.2%	257,882	2.4%
Income before interest	1,776,213	13.9%	1,175,657	9.8%	600,556	51.1%
Interest expense, net	(4,941)	0.0%	(5,630)	0.0%	689	-12.2%
Net income	$1,771,272	13.8%	$1,170,027	9.8%	$601,245	51.4%

For the first quarter of 2012, Innisbrook revenues continued to improve over the previous year. Top line revenues of $12,795,604 exceeded 2011 by $858,438 or 7.2%. Due to a more directed sales effort our Golf Package and Meeting Group segments grew 22.4% and 4%, respectively, over the prior period.

Costs and Expenses were up for the three month period year over year but were down as a relative percentage of overall revenue. Net Income of $1,771,272 was up when compared to the prior year Net Income of $1,170,027, an increase of $601,245 or 51.4%, indicating that expenditures continued to be well maintained at the Resort.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These accounting policies have been described on our Annual Report on Form 10-K for the year ended December 31, 2011, and there have been no material changes in the three ended March 31, 2012.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2012 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other information

Not applicable

Item 6. Exhibits

(a). Exhibits

Exhibit	Item
31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files

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

SALAMANDER INNISBROOK, LLC
(Registrant)

Date: May 21, 2012	/s/	Prem Devedas
Prem Devedas
Manager

Date: May 21, 2012	/s/	Dale Pelletier
Dale Pelletier
Chief Financial Officer
(Principal Financial and Accounting
Officer)

