Form 10-Q
period 2012-06-30
Salamander Innisbrook, LLC
filed 2012-08-20
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The Rental Pool operated by the Registrant has 557 condominium rental pool units owned by approximately 455 condominium owners as of August 14, 2012.

INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Salamander Innisbrook, LLC

Condensed Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	4
Condensed Statements of Operations and Changes in Member’s Equity (Unaudited) for the three and six months ended June 30, 2012 and 2011	5
Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011	6
Notes to Condensed Financial Statements (Unaudited)	7

Innisbrook Rental Pool Lease Operation

Condensed Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	11
Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2012 and 2011	12
Condensed Statements of Changes in Participants’ Fund Balances (Unaudited) for the three and six months ended June 30, 2012 and 2011	13
Notes to Condensed Financial Statements (Unaudited)	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4T. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other information	17
Item 6. Exhibits	18

Signature	19
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

 PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash	$1,762,174	$943,216
Accounts receivable trade, net	1,375,077	1,983,012
Inventories and supplies	831,591	826,625
Prepaid expenses and other	508,646	729,341
Due from affiliates	32,825	84,003
Total current assets	4,510,313	4,566,197

Property, buildings and equipment, net	39,498,702	40,551,300
Intangibles, net	5,938,647	6,474,862
Deposits and other assets	277,379	286,550
Total assets	$50,225,041	$51,878,909

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$439,259	$956,503
Accrued liabilities	2,548,641	2,091,856
Deferred revenue	2,364,164	2,741,979
Current portion of long term-refurbishment	21,850	36,250
Current portion of capital lease obligations	-	30,532
Total current liabilities	5,373,914	5,857,120

Deferred revenue	1,118,859	1,100,491

Total liabilities	6,492,773	6,957,611

Member's equity	43,732,268	44,921,298
Total liabilities and member’s equity	$50,225,041	$51,878,909

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Resort revenues	$8,357,840	$9,600,319	$21,153,448	$21,537,485

Costs and expenses:
Operating costs and expenses	3,788,171	4,141,133	8,738,652	8,860,946
General and administrative	4,420,950	4,799,053	9,656,205	9,979,616
Depreciation and amortization	833,668	861,137	1,667,332	1,722,270
Total costs and expenses	9,042,789	9,801,323	20,062,189	20,562,832

Operating income/(loss)	(684,949)	(201,004)	1,091,259	974,653

Interest expense, net	(18,607)	(6,014)	(23,549)	(11,644)

Net income/(loss)	(703,556)	(207,018)	1,067,710	963,009

Member's equity, beginning of period	45,190,939	48,197,499	44,921,298	48,403,525
Member's distributions	(755,115)	(500,006)	(2,256,740)	(1,876,059)
Member's equity, end of period	$43,732,268	$47,490,475	$43,732,268	$47,490,475

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2012	2011

Operating activities:
Net income	$1,067,710	$963,009
Adjustments to reconcile net income to net cash provided operating activities

Provision for bad debt expense	16,902	18,540
Depreciation and amortization	1,667,332	1,722,270
Deposits and other assets	9,171	(16,901)
Other changes in operating assets and liabilities	438,034	174,344
Net cash provided by operating activities	3,199,149	2,861,262

Cash flows from investing activities:
Capital expenditures	(78,519)	(142,530)
Net cash used in investing activities	(78,519)	(142,530)

Cash flows from financing activities:
Member distributions	(2,256,740)	(1,876,059)
Repayment of capital lease obligations	(30,532)	(47,232)
Repayment of refurbishment obligation	(14,400)	(12,731)
Net cash used in financing activities	(2,301,672)	(1,936,022)

Net increase in cash	818,958	782,710

Cash at beginning of period	943,216	1,168,250

Cash at end of period	$1,762,174	$1,950,960

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,549	$11,644

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

We assumed control and operation of the Rental Pool Lease Operations (the “Rental Pool”) which is a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort; currently, an average of 455 owners or 557 hotel rooms participate at any given time. The Rental Pool obligated the Company to make quarterly distributions of a percentage of room revenues under the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “Master Lease” or “MLA”). Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

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

Note 2. Accounts Receivable

Accounts receivable consist of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(Unaudited)

Trade accounts receivable	$1,253,577	$1,591,984
Less allowance for bad debts	(127,985)	(111,083)
Other receivables	249,485	502,111
	$1,375,077	$1,983,012

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(Unaudited)

Land and land improvements	$16,645,171	$16,645,171
Buildings	24,961,772	24,961,772
Furniture, fixtures and equipment	7,952,998	7,952,997
Construction in progress	116,199	37,685
	49,676,140	49,597,625
Less accumulated depreciation	(10,177,438)	(9,046,325)
	$39,498,702	$40,551,300

Note 4. Intangibles

Intangible assets represent the value of the following contractual relationships acquired in connection with the acquisition of the Resort. The intangible assets are being amortized over the specific term or benefit period of each related contract.

		June 30,	December 31,
Intangible Assets	Amortization Period	2012	2011
		(Unaudited)

Water Contract	None since renewable in perpetuity	$2,030,000	$2,030,000
Rental Pool	77.5 months	9,481,717	9,481,717
Trade Name	None since renewable in perpetuity	2,300,000	2,300,000
		13,811,717	13,811,717
Less accumulated amortization		(7,873,070)	(7,336,855)
		$5,938,647	$6,474,862

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

Master Lease Refurbishment Program – On July 16, 2007, the Company assumed a liability to certain condominium owners under the refurbishment program committed to in the Rental Pool Master Lease Agreement (“MLA”). The liability of $21,850 as of 06/30/12, represents the Company’s obligation to pay certain Rental Pool participants an amount equal to 25% of the cost to refurbish their respective units. Principal and interest payments are due quarterly for the five year repayment period of the program.

Note 6. Commitments and Contingencies

Contingencies

In the normal course of our operations, we are subject to claims and lawsuits. Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The outcome of this matter cannot be determined at this time. We believe this matter will not have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying condensed financial statements as of June 30, 2012 for the effects of this matter.

PGA TOUR Event

Innisbrook Resort has been the site of a PGA TOUR event since 1990. The annual event typically takes place in March, our peak demand month. Transitions Optical, presenting sponsor of the PGA TOUR event for the past three years, did not exercise its option as sponsor beyond the March 2012 event. Because the Innisbrook Resort event is so highly regarded by the United States and foreign-based PGA TOUR players (strength of the Copperhead Golf Course, superior accommodations, place in the PGA TOUR’s “Florida Swing” schedule), we fully expect to continue to be the site of a PGA TOUR event for many years to come. Because the PGA TOUR event is held during our peak demand month, we do not anticipate any adverse financial impact in the unlikely event that the PGA TOUR event is not held at Innisbrook Resort in future years.

Note 7. Related Party Transactions

We paid management fees to an affiliate of $250,963 and $288,018 for the three months ended; $635,014 and $646,133 for the six months ended June 30, 2012 and 2011, respectively, which is included in general and administrative expense.

At June 30, 2012 and December 31, 2011, the amounts due from affiliates were $36,285 and $84,003 respectively, which are due on demand.

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

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
DISTRIBUTION FUND

ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	$723,058	$621,480
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	1,284	3,254
	$724,342	$624,734

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$614,279	$624,734
DUE TO MAINTENANCE ESCROW FUND	110,063	-
	$724,342	$624,734

MAINTENANCE ESCROW FUND

ASSETS

CASH	$245,212	$217,859
CASH EQUIVALENTS	1,395,000	1,745,000
RECEIVABLE FROM DISTRIBUTION FUND	110,063	-
INTEREST RECEIVABLE	6,394	3,971
	$1,756,669	$1,966,830

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$48,417	$78,840
INTEREST PAYABLE TO DISTRIBUTION FUND	1,342	3,254
TOTAL LIABILITIES	49,759	82,094

CARPET CARE RESERVE	65,129	70,044
PARTICIPANTS' FUND BALANCES	1,641,781	1,814,692
	$1,756,669	$1,966,830

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

GROSS REVENUES	$1,997,245	$2,493,281	$5,571,217	$5,856,508

DEDUCTIONS:
Agents' commissions	62,073	66,074	159,474	165,892
Credit card fees	55,923	70,359	155,994	165,174
Audit fees	15,000	15,000	30,000	30,000
Linen replacements	25,045	14,247	55,614	38,799
Rental pool complimentary fees	7,150	9,926	13,632	14,816
	165,191	175,606	414,714	414,681

ADJUSTED GROSS REVENUES	1,832,054	2,317,675	5,156,503	5,441,827

AMOUNT RETAINED BY LESSEE	(1,099,233)	(1,390,605)	(3,093,902)	(3,265,096)

GROSS INCOME DISTRIBUTION	732,821	927,070	2,062,601	2,176,731

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(987)	(1,491)	(2,332)	(2,910)
Miscellaneous pool adjustments	(768)	(825)	(768)	(825)
Corporate complimentary occupancy fees	1,392	3,353	5,856	5,881
Occupancy fees	(275,158)	(359,470)	(676,421)	(728,094)
Advisory Committee expenses	(28,341)	(36,110)	(59,128)	(62,346)

NET INCOME DISTRIBUTION	428,959	532,527	1,329,808	1,388,437

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	275,158	359,470	676,421	728,094
Hospitality suite fees	909	970	1,721	1,758
Associate room fees	18,032	14,308	35,329	30,478

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$723,058	$907,275	$2,043,279	$2,148,767

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

(unaudited)

DISTRIBUTION FUND

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

BALANCE, beginning of period	$-	$-	$-	$-

ADDITIONS:
Amounts available for distribution	723,058	907,275	2,043,279	2,148,767
Interest received or receivable from Maintenance Escrow Fund	1,284	2,200	2,964	5,131
REDUCTIONS:
Amounts withheld for Maintenance escrow fund	(110,063)	-	(270,568)	-
Amounts accrued or paid to participants	(614,279)	(909,475)	(1,775,675)	(2,153,898)
BALANCE, end of period	$-	$-	$-	$-

MAINTENANCE ESCROW FUND

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

BALANCE, beginning of period	$1,727,630	$2,108,595	$1,814,692	$2,229,631

ADDITIONS:
Amounts withheld from occupancy fees	110,063	-	270,568	-
Interest earned	6,394	2,200	12,330	2,200
Charges to participants to establish or restore escrow balances	105,095	83,055	161,684	151,756
REDUCTIONS:
Maintenance charges	(299,880)	(193,916)	(515,687)	(336,238)
Interest accrued or paid to
Distribution Fund	(6,394)	(2,200)	(12,330)	(2,200)
Refunds to participants as prescribed by the master lease agreements	(1,127)	(15,099)	(89,476)	(62,514)
BALANCE, end of period	$1,641,781	$1,982,635	$1,641,781	$1,982,635

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

The Resort has initiated a Phase One Turnkey Refurbishment Program.  The program, which is a requirement for participation in the Rental Pool for 2012, was offered to all condominium owners that participated in the Phase One Turnkey Refurbishment Program in 2000.  The program, which commenced in November, 2011, included improvement of furnishings, soft goods and fixtures plus other upgrades in bathrooms and living areas which is included in the maintenance charge caption in these financial statements. The participants have contributed and expended, through their individual maintenance escrow accounts, approximately $1 million for payment of these upgrades as of June 30, 2012; which when completed, expected late in August, 2012, will bring these rooms to the overall quality level of more recent phases of room renovations.  This program, when combined with the approximate $26 million renovation that Salamander made to modernize the Resort during 2007 and 2008 and the Innisbrook Condominium Association’s lobby and hallway renovation program, will provide an even greater number of quality accommodations for all overnight clientele thereby continuing to enhance Innisbrook’s growing reputation as one of the finest resorts in Florida.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We operate Innisbrook Resort and Golf Club (the “Resort”) in Innisbrook, Florida, which contains 1,216 condominium units of which all have been sold to third parties or to affiliates of the Company. A large number of the condominium units, 557, are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses; the remainder of the condominium units is owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities as well as administrative offices.

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

Results of operations for the three months ended June 30, 2012 and 2011 (unaudited)

	Three months ended		Three months ended
	June 30, 2012%		June 30, 2011%		Inc/(dec)	% Chg

Resort Revenues	$8,357,840	100.0%	$9,600,319	100.0%	$(1,242,479)	-12.9%
Costs and Expenses:
Operating costs and expenses	3,788,171	45.3%	4,141,133	43.1%	(352,962)	-8.5%
General and administrative	4,420,950	52.9%	4,799,053	50.0%	(378,103)	-7.9%
Depreciation and amortization	833,668	10.0%	861,137	9.0%	(27,469)	-3.2%
Total costs and expenses	9,042,789	108.2%	9,801,323	102.1%	(758,534)	-7.7%
Income before interest	(684,949)	-8.2%	(201,004)	-2.1%	(483,945)	240.8%
Interest expense, net	(18,607)	-0.2%	(6,014)	-0.1%	(12,593)	209.4%
Net loss	$(703,556)	-8.4%	$(207,018)	-2.2%	$(496,538)	239.9%

For the second quarter of 2012, Innisbrook revenues declined 12.9% to that of the prior year. This was primarily the result of declines within the Corporate Group market segment. Golf Packages were also down slightly, while Transient business remained relatively flat for the second quarter.

Costs and Expenses were down slightly for the three month period year over year but were up as a relative percentage of overall revenue. The net loss for the second quarter was $703,557 which exceeded the prior year’s net loss of $207,018.

Results of operations for the six months ended June 30, 2012 and 2011 (unaudited)

	Six months ended		Six months ended
	June 30, 2012%		June 30, 2011%		Inc/(dec)	% Chg

Resort Revenues	$21,153,448	100.0%	$21,537,485	100.0%	$(384,037)	-1.8%
Costs and Expenses:
Operating costs and expenses	8,738,652	41.3%	8,860,946	41.1%	(122,294)	-1.4%
General and administrative	9,656,205	45.6%	9,979,616	46.3%	(323,411)	-3.2%
Depreciation and amortization	1,667,332	7.9%	1,722,270	8.0%	(54,938)	-3.2%
Total costs and expenses	20,062,189	94.8%	20,562,832	95.5%	(500,643)	-2.4%
Income before interest	1,091,259	5.2%	974,653	4.5%	116,606	12.0%
Interest expense, net	(23,549)	-0.1%	(11,644)	-0.1%	(11,905)	102.2%
Net income/(loss)	$1,067,710	5.0%	$963,009	4.5%	$128,511	13.3%

For the six month period ended June 30, 2012, Resort Revenues were $21,533,448 compared to $21,537,485 in the prior year. Costs and Expenses were $20,062,190 or 94.8% of revenues which resulted in an overall Net Income after interest, depreciation and amortization of $1,067,709 or 5% margin; a half point improvement to the bottom line over the same time last year.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These accounting policies have been described on our Annual Report on Form 10-K for the year ended December 31, 2011, and there have been no material changes in the three ended June 30, 2012.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2012 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

SALAMANDER INNISBROOK, LLC (Registrant)

Date: August 17, 2012	/s/ Prem Devedas
Prem Devedas

Manager

Date: August 17, 2012	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer
(Principal Financial and Accounting
Officer)

