Form 10-Q
period 2012-09-30
Salamander Innisbrook, LLC
filed 2012-11-19
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The Rental Pool operated by the Registrant has 557 condominium rental pool units owned by approximately 455 condominium owners as of November 15, 2012.

INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Salamander Innisbrook, LLC

Condensed Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	3
Condensed Statements of Operations and Changes in Member’s Equity (Unaudited) for the three and nine months ended September 30, 2012 and 2011	4
Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011	5
Notes to Condensed Financial Statements (Unaudited)	6

Innisbrook Rental Pool Lease Operation

Condensed Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	10
Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2012 and 2011	11
Condensed Statements of Changes in Participants’ Fund Balances (Unaudited) for the three and nine months ended September 30, 2012 and 2011	12
Notes to Condensed Financial Statements (Unaudited)	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4T. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Mine Safety Disclosures	16
Item 5. Other information	16
Item 6. Exhibits	17

Signature	18
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash	$554,072	$943,216
Accounts receivable trade, net	1,364,693	1,983,012
Inventories and supplies	842,627	826,625
Prepaid expenses and other	695,142	729,341
Due from affiliates	96,724	84,003
Total current assets	3,553,258	4,566,197

Property, buildings and equipment, net	39,018,457	40,551,300
Intangibles, net	5,670,539	6,474,862
Deposits and other assets	263,943	286,550
Total assets	$48,506,197	$51,878,909

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$511,237	$956,503
Accrued liabilities	2,460,482	2,091,856
Deferred revenue	2,774,760	2,741,979
Long term-refurbishment liability	14,589	36,250
Capital lease obligations	-	30,532
Total current liabilities	5,761,068	5,857,120

Deferred revenue	1,098,999	1,100,491

Total liabilities	6,860,067	6,957,611

Member's equity	41,646,130	44,921,298
Total liabilities and member’s equity	$48,506,197	$51,878,909

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Resort revenues	$5,893,065	$4,883,543	$27,046,513	$26,421,028

Costs and expenses:
Operating costs and expenses	3,142,704	2,878,701	11,881,356	11,739,647
General and administrative	4,003,993	3,788,762	13,660,198	13,768,378
Depreciation and amortization	832,494	850,658	2,499,826	2,572,928
Total costs and expenses	7,979,191	7,518,121	28,041,380	28,080,953

Operating loss	(2,086,126)	(2,634,578)	(994,867)	(1,659,925)

Interest income/(expense), net	11,299	(4,524)	(12,250)	(16,168)

Net loss	(2,074,827)	(2,639,102)	(1,007,117)	(1,676,093)

Member's equity, beginning of period	43,732,268	47,490,475	44,921,298	48,403,525
Member's contributions/(distributions), net	(11,311)	200,001	(2,268,051)	(1,676,058)
Member's equity, end of period	$41,646,130	$45,051,374	$41,646,130	$45,051,374

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2012	2011

Operating activities:
Net loss	$(1,007,117)	$(1,676,093)
Adjustments to reconcile net loss to net cash provided by operating activities

Provision for bad debt expense	3,546	27,810
Depreciation and amortization	2,499,826	2,572,928
Deposits and other assets	22,607	(58,549)
Other changes in operating assets and liabilities	574,899	127,314
Net cash provided by operating activities	2,093,761	993,410

Cash flows from investing activities:
Capital expenditures	(162,661)	(264,638)
Net cash used in investing activities	(162,661)	(264,638)

Cash flows from financing activities:
Member distributions	(2,268,051)	(1,676,058)
Repayment of capital lease obligations	(30,532)	(76,429)
Repayment of refurbishment obligation	(21,661)	(19,804)
Net cash used in financing activities	(2,320,244)	(1,772,291)

Net decrease in cash	(389,144)	(1,043,519)

Cash at beginning of period	943,216	1,168,250

Cash at end of period	$554,072	$124,731

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,250	$16,168

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

Note 2. Accounts Receivable

Accounts receivable consist of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(Unaudited)

Trade accounts receivable	$1,131,358	$1,591,984
Less allowance for bad debts	(114,629)	(111,083)
Other receivables	347,964	502,111
	$1,364,693	$1,983,012

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(Unaudited)

Land and land improvements	$16,645,171	$16,645,171
Buildings	24,961,772	24,961,772
Furniture, fixtures and equipment	7,952,997	7,952,997
Construction in progress	200,345	37,685
	49,760,285	49,597,625
Less accumulated depreciation	(10,741,828)	(9,046,325)
	$39,018,457	$40,551,300

Note 4. Intangibles

Intangible assets represent the value of the following contractual relationships acquired in connection with the acquisition of the Resort. The intangible assets are being amortized over the specific term or benefit period of each related contract.

		September 30,	December 31,
Intangible Assets	Amortization Period	2012	2011
		(Unaudited)

Water Contract	None since renewable in perpetuity	$2,030,000	$2,030,000
Rental Pool	77.5 months	9,481,717	9,481,717
Trade Name	None since renewable in perpetuity	2,300,000	2,300,000
		13,811,717	13,811,717
Less accumulated amortization		(8,141,178)	(7,336,855)
		$5,670,539	$6,474,862

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

Master Lease Refurbishment Program – On July 16, 2007, the Company assumed a liability to certain condominium owners under the refurbishment program committed to in the Rental Pool Master Lease Agreement (“MLA”). The liability of $14,589 as of September 30, 2012, represents the Company’s obligation to pay certain Rental Pool participants an amount equal to 25% of the cost to refurbish their respective units. Principal and interest payments are due quarterly for the five year repayment period of the program.

Note 6. Commitments and Contingencies

Contingencies

In the normal course of our operations, we are subject to claims and lawsuits. Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The outcome of this matter cannot be determined at this time. We believe this matter will not have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying condensed financial statements as of September 30, 2012 for the effects of this matter.

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

Note 7. Related Party Transactions

We paid management fees to an affiliate of $176,703 and $146,490 for the three months ended; $811,717 and $792,623 for the nine months ended September 30, 2012 and 2011, respectively, which is included in general and administrative expense.

At September 30, 2012 and December 31, 2011, the amounts due from affiliates were $96,724 and $84,003, respectively, which are due on demand.

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

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
DISTRIBUTION FUND

ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	$666,729	$621,480
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	1,260	3,254
	$667,989	$624,734

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$566,753	$624,734
DUE TO MAINTENANCE ESCROW FUND	101,236	-
	$667,989	$624,734

MAINTENANCE ESCROW FUND

ASSETS

CASH	$305,860	$217,859
CASH EQUIVALENTS	1,200,000	1,745,000
RECEIVABLE FROM DISTRIBUTION FUND	101,236	-
INTEREST RECEIVABLE	6,012	3,971
	$1,613,108	$1,966,830

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$241,740	$78,840
INTEREST PAYABLE TO DISTRIBUTION FUND	1,387	3,254
	243,127	82,094

CARPET CARE RESERVE	62,994	70,044
PARTICIPANTS' FUND BALANCES	1,306,987	1,814,692
	$1,613,108	$1,966,830

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

GROSS REVENUES	$1,876,501	$1,292,348	$7,447,717	$7,148,856

DEDUCTIONS:
Agents' commissions	73,106	23,620	232,580	189,512
Credit card fees	52,749	36,541	208,743	201,715
Audit fees	15,000	15,000	45,000	45,000
Uncollectible/model room rents		1,554		1,554
Linen replacements	7,002	9,686	62,616	48,485
Rental pool complimentary fees	2,472	4,212	16,104	19,028
	150,329	90,613	565,043	505,294

ADJUSTED GROSS REVENUES	1,726,172	1,201,735	6,882,674	6,643,562

AMOUNT RETAINED BY LESSEE	(1,035,703)	(721,041)	(4,129,605)	(3,986,137)

GROSS INCOME DISTRIBUTION	690,469	480,694	2,753,069	2,657,425

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(1,156)	(650)	(3,488)	(3,560)
Miscellaneous pool adjustments	81	95	(687)	(730)
Corporate complimentary occupancy fees	1,551	3,320	7,407	9,201
Occupancy fees	(253,090)	(227,092)	(929,510)	(955,186)
Advisory Committee expenses	(32,546)	(35,548)	(91,674)	(98,692)

NET INCOME DISTRIBUTION	405,309	220,819	1,735,117	1,608,458

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	253,090	227,092	929,510	955,186
Hospitality suite fees	441	121	2,162	1,879
Associate room fees	7,889	8,575	43,218	39,053

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$666,729	$456,607	$2,710,007	$2,604,576

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

(unaudited)

DISTRIBUTION FUND

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

BALANCE, beginning of period	$-	$-	$-	$-

ADDITIONS:
Amounts available for distribution	666,729	456,607	2,710,007	2,604,576
Interest received or receivable from Maintenance Escrow Fund	1,260	2,468	4,225	7,599
REDUCTIONS:
Amounts withheld for Maintenance escrow fund	(101,236)	-	(371,803)	-
Amounts accrued or paid to participants	(566,753)	(459,075)	(2,342,429)	(2,612,175)
BALANCE, end of period	$-	$-	$-	$-

MAINTENANCE ESCROW FUND

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

BALANCE, beginning of period	$1,641,781	$1,982,635	$1,814,692	$2,229,631

ADDITIONS:
Amounts withheld from occupancy fees	101,237	-	371,805	-
Interest earned	6,394	1,817	18,724	4,017
Charges to participants to establish or restore escrow balances	43,318	813,594	205,002	965,350
REDUCTIONS:
Maintenance charges	(454,518)	(605,817)	(970,205)	(942,055)
Interest accrued or paid to Distribution Fund	(6,394)	(1,817)	(18,724)	(4,017)
Refunds to participants as prescribed by the master lease agreements	(24,831)	(17,262)	(114,307)	(79,776)
BALANCE, end of period	$1,306,987	$2,173,150	$1,306,987	$2,173,150

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

The Resort has initiated a Phase One Turnkey Refurbishment Program. The program, which is a requirement for participation in the Rental Pool for 2012, was offered to all condominium owners that participated in the Phase One Turnkey Refurbishment Program in 2000. The program, which commenced in November, 2011, included improvement of furnishings, soft goods and fixtures plus other upgrades in bathrooms and living areas which is included in the maintenance charge caption included in these financial statements. The participants have contributed and expended, through their individual maintenance escrow accounts, $1 million for payment of these upgrades as of September 30, 2012; the program which was completed during August, 2012, will bring these rooms to the overall quality level of more recent phases of room renovations. This program, when combined with the $26 million renovation that Salamander has made to modernize the Resort and the Innisbrook Condominium Association’s lobby and hallway renovation program will provide an even greater number of quality accommodations for all overnight clientele thereby continuing to enhance Innisbrook’s growing reputation as one of the finest resorts in Florida.

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

Results of operations for the three months ended September 30, 2012 and 2011 (unaudited)

	Three months ended		Three months ended
	September 30, 2012%		September 30, 2011%		Inc/(dec)	% Chg

Resort Revenues	$5,893,065	100.0%	$4,883,543	100.0%	$1,009,522	20.7%
Costs and Expenses:
Operating costs and expenses	3,142,704	53.3%	2,878,701	58.9%	264,003	9.2%
General and administrative	4,003,993	67.9%	3,788,762	77.6%	215,231	5.7%
Depreciation and amortization	832,494	14.1%	850,658	17.4%	(18,164)	-2.1%
Total costs and expenses	7,979,191	135.4%	7,518,121	153.9%	461,070	6.1%
Loss before interest	(2,086,126)	-35.4%	2,634,578	-53.9%	548,452	-20.8%
Interest income/(expense), net	11,299	0.2%	(4,524)	-0.1%	15,823	-349.8%
Net loss	$(2,074,827)	-35.2%	$(2,639,102)	-54.0%	$564,275	21.4%

For the third quarter of 2012, resort revenues of $5,893,065 exceeded 2011 third quarter revenue by $1,009,522 or 20.7%. The growth in the third quarter was partly attributed to the Republican National Convention held during the month of August.

As a direct result of the increased business levels, Costs and Expenses were up for the three-month period at $7,979,191 but were down as a relative percentage of overall revenue. Due to the seasonal nature of the industry, this is typically the most financially challenging period for most Florida golf resort destinations. The Resort experienced a Net Loss (after interest, depreciation and amortization) of $2,074,827 for the three-month period. This figure reflected an improvement of $554,275 or 21% when compared to the same time last year.

Results of operations for the nine months ended September 30, 2012 and 2011 (unaudited)

	Nine months ended		Nine months ended
	September 30, 2012%		September 30, 2011%		Inc/(dec)	% Chg

Resort Revenues	$27,046,513	100.0%	$26,421,028	100.0%	$625,485	2.4%
Costs and Expenses:
Operating costs and expenses	11,881,356	43.9%	11,739,647	44.4%	141,709	1.2%
General and administrative	13,660,198	50.5%	13,768,378	52.1%	(108,180)	-0.8%
Depreciation and amortization	2,499,826	9.2%	2,572,928	9.7%	(73,102)	-2.8%
Total costs and expenses	28,041,380	103.7%	28,080,953	106.3%	(39,573)	-0.1%
Loss before interest	(994,867)	-3.7%	(1,659,925)	-6.3%	665,058	-40.1%
Interest (expense), net	(12,250)	0.0%	(16,168)	-0.1%	3,918	-24.2%
Net loss	$(1,007,117)	-3.7%	$(1,676,093)	-6.3%	$668,976	39.9%

For the nine month period ended September 30, 2012, Resort Revenues were $27,046,513 compared to $26,421,028 in the prior year. Costs and Expenses were $28,041,380 or 103.7% of revenues which resulted in an overall Net Loss after interest, depreciation and amortization of $1,007,117 or -3.7% margin; a 2.6 point improvement to the bottom line over the same time last year.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These accounting policies have been described on our Annual Report on Form 10-K for the year ended December 31, 2011, and there have been no material changes during the nine ended September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2012 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

SALAMANDER INNISBROOK, LLC (Registrant)

Date: November 15, 2012	/s/ Prem Devedas
Prem Devedas
Manager
(Chief Executive Officer)

Date: November 15, 2012	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer
(Principal Financial and Accounting Officer)

