Form 10-K
period 2012-12-31
Salamander Innisbrook, LLC
filed 2013-04-03
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

 Commission File No.  333-147447

SALAMANDER INNISBROOK, LLC

State of Organization: Florida	IRS Employer Identification No. 26-0442888

36750 US Highway 19 North, Palm Harbor, FL 34684
Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

 None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

548 Condominium Rental Pool Units

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

 Yes ☐ No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of December 31, 2012.

Issuer has no common stock subject to this report.

1

SALAMANDER INNISBROOK, LLC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

PART I

ITEM 1. BUSINESS

Background

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”) was formed June 14, 2007 by Salamander Farms, LLC under the laws of the state of Florida for the purpose of owning and operating Innisbrook Resort and Golf Club (the “Resort”). On July 16, 2007, we, together with our affiliates, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, purchased the Resort and all of the equity interest in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a full service 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1,216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 439 condominium owners (representing 548 units) participate in a rental pool (the “Rental Pool”) operated by the Company.

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

Markets and Marketing

The Resort is located in Palm Harbor, Florida and is a destination golf resort that appeals to group convention business and leisure travelers within all market segments. The Resort caters to corporate meeting planners and sports enthusiasts within a variety of industries, the majority of which are located in the central and eastern United States. The Resort markets through most of the typical channels utilizing e-commerce, print media, third party representation firms, travel agents and wholesalers.

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

PGA TOUR Event

The Resort has been the site of a PGA TOUR event since 1990. The annual event typically takes place in March, our peak demand month.

On March 1, 2013, EverBank, a diversified financial services company, signed a one year agreement to be the presenting sponsor of the 2013 PGA TOUR golf event held at the Resort. Because this PGA TOUR event is so highly regarded by the PGA TOUR players (strength of the Copperhead Golf Course, superior resort amentities, place in the PGA TOUR’s “Florida Swing” schedule, etc.), those associated with the event are confident that a viable sponsor will be secured in advance of the 2014 event.

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

Competition

Conveniently located near the Florida Gulf Coast and Tampa International Airport, this the Resort is located within 900 acres of a dramatically landscaped setting. The Resort competes using a unique price/value strategy through its offering of spacious accommodations, high levels of customer service, award-winning golf, and one of the largest conference facilities in the southeast. The Resort’s major competitors are other similar golf and conference-oriented resorts in the southeastern United States.

Research and Development

We have no research and development expenses.

Environmental Matters

Operations of the golf courses at the Resort involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. As of December 31, 2012, there were no violations imposed against the Company.

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

Employees

As of December 31, 2012, there were approximately 547 employees, with approximately 376 full time and approximately 171 part time or casual laborers who are engaged as needed.

Code of Ethics

See Part III, Item 10 for discussion of our Code of Business Conduct.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Resort is situated on approximately 900 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, 439, on average, participate in the Rental Pool on a year-to-year basis. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. Salamander Innisbrook Condominium, LLC, a related party, owns three condominium units, two of which participate in the Rental Pool in the same fashion as all other Rental Pool participants. Approximately 20% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. As a result of the potential use of lockout master bedroom units, the total number of rooms at the resort is 1,216 and the average of 439 units participating in the Rental Pool at any one time is equivalent to approximately 548 hotel rooms. The Resort complex includes 72 holes of golf; practice ranges; three clubhouses with retail, golf, and food and beverage outlets; three conference and exhibit buildings; a full service spa and fitness center; six swimming pools including a themed water attraction; a recreation facility; a tennis facility and numerous administrative and support structures. These amenities are owned by the Company and have undergone substantial renovation and improvements since we purchased the Resort in 2007.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our operations, we are subject to claims and lawsuits. We do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The outcome of this matter cannot be determined at this time. We believe this matter will not have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying financial statements as of December 31, 2012 for the effects of this matter.

ITEM 4. MINE SAFETY DISCLOSURES

None

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

ITEM 6. SELECTED FINANCIAL DATA

Not required for Smaller Reporting Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”), was formed June 14, 2007 by Salamander Farms, LLC (the “Member”). The Company, together with its affiliates, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, own and operate Innisbrook Resort and Golf Club (the “Resort”) in Palm Harbor, Florida. The Resort is a full service 72-hole destination golf and conference facilities, with a private club component.

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

Intangible Assets

We evaluate our indefinite lived intangible assets for impairment annually or if a significant event occurs or circumstances indicate that the assets may not be recoverable. Factors we consider important, and which could indicate impairment, include the following: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

We place our intangible assets in the following categories: (i) the water contract; (ii) club memberships; (iii) the trademark and the trade name; (iv) the Rental Pool; and (v) guest bookings. The valuation of the water contract is based on the projected annual savings associated with having this contract. The water contract has an indefinite life. The valuation of the trademark and trade name is derived from the residual revenue stream from the Resort revenues that is attributed to the Innisbrook trade name. We attribute an indefinite life to the trademark and trade name. The Rental Pool intangible asset has a finite life and is being amortized through December 31, 2013. The valuation of the Rental Pool was based on estimates of revenue derived by us from our Rental Pool operations and is evaluated as part of our impairment testing of long-lived assets described below. During 2011, certain intangible assets related to guest bookings and club memberships that we acquired in connection with our acquisition of the Resort were exhausted. These intangible assets were fully amortized and realized.

During the fourth quarter of 2012, we reviewed our intangible assets, and based on the results, we determined that no impairment of intangible assets existed at December 31, 2012, and there has been no indication of impairment since that date.

Impairment of Other Long-Lived Assets

We review our other long-lived assets, including our finite lived intangible and property, buildings and equipment, for impairment if a significant event occurs or circumstances indicate that the assets may not be recoverable by comparing the carrying values of the assets with their estimated future undiscounted cash flows. In reviewing for impairment of our other long-lived assets, we review the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by discounted cash flow analysis, giving consideration to recent operating performance and pricing trends. At December 31, 2012, we believe the carrying values of our other long-lived assets are recoverable.

Loss Contingencies

We estimate loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. There have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2012.

Results of Operations

	Year ended December 31,
	2012		2011
Resort revenues	$35,033,225	100.0%	$34,509,009	100.0%
Costs and Expenses :
Operating costs and expenses	15,584,018	44.5%	15,271,649	44.3%
General and administrative	17,881,127	51.0%	17,862,187	51.8%
Depreciation and amortization	3,322,094	9.5%	3,467,648	10.0%
Total costs and expenses	36,787,239	105.0%	36,601,484	106.1%
Loss before Interest	(1,754,014)	-5.0%	(2,092,475)	-6.1%
Interest expense, net	(15,984)	0.0%	(21,915)	-0.1%
Net loss	$(1,769,998)	-5.1%	$(2,114,390)	-6.1%

We continued to experience positive financial growth in 2012 with an overall revenue increase of 1.5% reaching $35,033,225 in sales for the year ended December 31, 2012. Revenue per available room also experienced positive growth of 8.5%.

Expenses continue to be well controlled throughout the year; operating costs and expenses were relatively flat as a percentage of revenues, general and administrative expenditures were down ..2% points as a percentage of revenue, and depreciation and amortization expense declined by $145,554 or 4% mostly due to certain tangible assets becoming fully depreciated in 2012. Overall costs and expenses, which include depreciation and amortization, were down as a percentage of revenue from 106.1% to 105.0%. Increased revenues and operating efficiencies resulted in a 16% positive change in the Resort’s bottom line as the Net loss (including depreciation, amortization and interest) was $1,769,998 in 2012 versus the net loss of $2,114,390 in 2011.

Legal Entity Structure

Salamander Innisbrook, LLC is a single member limited liability company with Salamander Farms, LLC as the sole member.

Income Tax Status

We are a single member limited liability company and therefore our member is responsible for income taxes on our operating income/losses. Therefore, no provision or liability for federal or state income taxes has been included in our financial statements presented in this report.

We have adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this topic, we are required to evaluate each of our tax positions to determine if they are more likely than not to be sustained if the taxing authority examines the respective position. A tax position includes an entity’s tax status, as a pass through entity, and the decision not to file a tax return. We have evaluated each of our tax positions and have determined that no provision or liability for income taxes is necessary.

We evaluate the validity of our conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under examination. Our member files income tax returns in the U.S. federal jurisdiction and the State of Virginia. We remain subject to examination by tax authorities for all years since our inception on June 14, 2007.

Liquidity and Capital Resources

Operating losses in 2012 and 2011 were funded by the Resort’s operations. Our 2013 operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by cash on hand at December 31, 2012, cash generated by the Resort’s operations, funding from our sole member or affiliates’ current cash reserves.

The operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would not have a material adverse effect on the Company’s business or financial condition.

Environmental Matters

None

Off Balance Sheet Arrangements

As of December 31, 2012, we have no unconsolidated subsidiaries.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2012, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

Management’s Report Internal Controls Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on the assessment, management concluded that, as of December 31, 2012, the Company’s internal controls over financial reporting were effective.

This annual report does not include an attestation report of the Company’s registered certified public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information about our executive officers:

Name	Age	Position
Prem Devadas	55	Manager
Dale Pelletier	53	CFO, Salamander Hospitality LLC

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

Code of Ethics

The Code of Business Conduct applies to all of our officers and other employees. Our Code of Business conduct was filed as Exhibit 14.1 to its Annual Report on Form 10-K with the SEC on April 4, 2011. You may also obtain a free copy of our Code of Ethics by writing to our attention at 36750 US Highway 19 North, Palm Harbor, FL 34684.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the year ended December 31, 2012 and 2011 to our executive officers.

Name and Principal Position		Salary and Commission	Bonus	Other Annual Compensation	All Other Compensation
Prem Devadas	2012	$—	$—	$—	$—
Manager (1)	2011	$—	$—	$—	$—
Dale Pelletier	2012	$—	$—	$—	$—
Chief Financial Officer (1)	2011	$—	$—	$—	$—

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

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid the Company approximately $375,500 and $398,400 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2012 and 2011, respectively.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums which were acquired from the former owner. Its condominiums participated in the Rental Pool under the MLA in the same manner as all other Rental Pool participants.

At December 31, 2012 and 2011, the Company had amounts due from affiliates of $47,633 and $84,003 respectively, which are non-interest bearing and are due on demand.

Golf Host Securities, Inc. is an on-site real estate broker/dealer for the resale of the Resort’s condominium units owned by Salamander Farms, LLC. Approximately $31,000 was paid to the Company for rent and related accounting services for the years ended December 31, 2012 and 2011.

(c)	Indebtedness of Management

None.

(d)	Transactions with Promoters

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Kingery & Crouse, PA served as our independent registered public accounting firm for the years ended December 31, 2012 and 2011.

The following fees were incurred for Kingery & Crouse, PA services related to years ended December 31, 2012 and 2011.

Audit Fees: $60,000 for each of the fiscal years ended December 31, 2012 and 2011 for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

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

12

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Sole Member and Manager of Salamander Innisbrook, LLC:

We have audited the accompanying balance sheets of Salamander Innisbrook, LLC (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations and changes in member’s equity, and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, FL

April 2, 2013

SALAMANDER INNISBROOK, LLC

BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011

Assets
Current assets:
Cash	$1,585,902	$943,216
Accounts receivable, net	1,672,136	1,983,012
Inventories and supplies	784,137	826,625
Prepaid expenses and other	728,952	729,341
Due from affiliates	-	84,003
Total current assets	4,771,127	4,566,197

Property, buildings and equipment, net	38,767,414	40,551,300
Intangibles, net	5,402,432	6,474,862
Deposits and other assets	285,601	286,550
Total assets	$49,226,574	$51,878,909

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$1,532,143	$956,503
Accrued liabilities	2,206,234	2,091,856
Deferred revenue	2,752,467	2,741,979
Due to affiliates	47,633	-
Refurbishment obligation	-	36,250
Capital lease obligations	-	30,532
Total current liabilities	6,538,477	5,857,120

Deferred revenue	1,106,631	1,100,491

Total liabilities	7,645,108	6,957,611

Member's equity	41,581,466	44,921,298
Total liabilities and member’s equity	$49,226,574	$51,878,909

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

For the Years Ended December 31, 2012 and 2011

	2012	2011

Resort revenues	$35,033,225	$34,509,009

Costs and expenses:
Hotel	3,674,717	3,447,450
Food and beverage	7,256,839	7,401,120
Golf	2,760,087	2,643,701
Other	1,892,375	1,779,378
General and administrative	17,881,127	17,862,187
Depreciation and amortization	3,322,094	3,467,648
Total costs and expenses	36,787,239	36,601,484

Loss from operations	(1,754,014)	(2,092,475)

Interest expense, net	(15,984)	(21,915)

Net loss	(1,769,998)	(2,114,390)

Member's equity, beginning of year	44,921,298	48,403,525

Member distributions	(1,569,834)	(1,367,837)

Member's equity, end of year	$41,581,466	$44,921,298

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012 and 2011

	2012	2011

Cash flows from operating activities:
Net loss	$(1,769,998)	$(2,114,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	751	19,564
Depreciation and amortization	3,322,094	3,467,655
Net increase (decrease) in cash flows from changes in:
Accounts receivable	310,125	(190,054)
Inventories and supplies	42,488	23,937
Prepaid expenses and other	389	77,360
Due (to)/ from affiliates	131,636	(3,496)
Deposits and other assets	949	(16,435)
Accounts payable	575,640	9,025
Accrued liabilities	114,378	229,624
Deferred revenue	16,628	92,455
Net cash provided by operating activities	2,745,080	1,595,245

Cash flows from investing activities:
Purchases of property and equipment	(465,778)	(319,280)
Net cash used in investing activities	(465,778)	(319,280)

Cash flows from financing activities:
Member contributions (distributions)	(1,569,834)	(1,367,837)
Repayment of capital lease obligations	(30,532)	(106,286)
Repayment of refurbishment obligation	(36,250)	(26,876)
Net cash used in financing activities	(1,636,616)	(1,500,999)

Net increase (decrease) in cash	642,686	(225,034)

Cash, beginning of year	943,216	1,168,250
Cash, end of year	$1,585,902	$943,216

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO FINANCIAL STATEMENTS

1. Nature of Business

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”), together with our affiliates, Salamander Innisbrook Securities, LLC, and Salamander Innisbrook Condominium, LLC owns and operates the Innisbrook Resort and Golf Club (the “Resort”).

The Company controls and operates the Rental Pool Lease Operations (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 439 units or 548 hotel rooms participate at any given time). Pursuant to the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. We frequently maintain cash balances in excess of federally insured limits. We have not experienced any losses in such accounts. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management’s estimates in determining the level of allowance for doubtful accounts. Overall financial strategies are reviewed periodically.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Accounts receivable, and accounts payable and accrued liabilities: Due to their short term nature, the carrying amounts reported in the balance sheet for these amounts approximate their fair value.

•	Deferred revenues: The carrying amount of these amounts approximate their fair value because they have been recorded at their net present values considering relevant risk factors.

Liquidity – The Company believes that cash on hand, cash available from operations and funding available from its sole member or affiliates’ current cash reserves will be sufficient to fund its operations for 2013.

Revenue Recognition and Deferred Revenue - Revenue from rooms, green fees, food and beverage sales and other merchandise sales are generally recognized at the time of sale. Membership dues and annual fees are recognized ratably over the applicable period. The following table sets forth the percentage of the Resort’s total revenues attributable to the categories listed for the years ended December 31, 2012 and 2011.

18

	2012	2011
Revenues
Rental pool revenues	26.0%	26.1%
Resort facilities and other resort revenue	74.0%	73.9%
Total	100.0%	100.0%

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

The Company’s management reviews accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be doubtful is included in the allowance for doubtful accounts. The balance in the allowance for doubtful accounts was $111,834 and $111,083 as of December 31, 2012 and 2011, respectively. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

Inventories and Supplies - Inventories and supplies are recorded at the lower of cost, on a first-in, first-out basis, or market.

Property, Buildings and Equipment, net – Property, buildings and equipment are stated at cost less accumulated depreciation. The Company capitalizes any asset purchase of $1,000 or more with an estimated useful life of at least three years. Depreciation and amortization are recorded using the straight line basis over the shorter of the estimated useful lives of the assets, or the lease terms. Estimated useful lives are generally as follows:

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

Intangibles - The Company evaluates intangible assets for impairment annually or earlier if a significant event occurs or circumstances indicate that the assets may not be recoverable. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant negative industry or economic trends. During the fourth quarter of 2012, the Company completed its annual intangible impairment assessment, and based on the results, the Company determined that no impairment of intangible assets existed at December 31, 2012.

Advertising - Advertising costs are expensed as incurred and amounted to $417,598 and $582,282 for the years ended December 31, 2012 and 2011, respectively.

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

Income Taxes - The Company is a single-member limited liability company, and therefore, no provision or liability for federal or state income taxes has been included in the accompanying financial statements as our results of operations are included in the income tax return of our Member.

We have adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. Under ASC 740-10, we are required to evaluate each of our tax positions to determine if they are more likely than not to be sustained if the taxing authority examines the respective position.  A tax position includes an entity’s tax status as a pass through entity, and the decision not to file a tax return.  We have evaluated each of our tax positions and have determined that no provision or liability for income taxes is necessary.

We evaluate the validity of our conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood  of a tax position’s sustainability under examination.  Our member files income tax returns in the U.S. federal jurisdiction and the State of Virginia. At December 31, 2012, we do not believe that any uncertain tax positions exist. We remain subject to examination by tax authorities for all years since our inception on June 14, 2007.

Recently Issued Accounting Pronouncements- The Financial Accounting Standards Board has recently issued several Financial Accounting Standards. The Company has determined that none of these standards will have a material impact on its financial statements.

3. Accounts Receivable

Accounts receivable consist of the following as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Trade accounts receivable	$1,401,447	$1,591,984
Other receivables	382,523	502,111
Less allowance for bad debts	(111,834)	(111,083)
	$1,672,136	$1,983,012

Other receivables include related party receivables of $302,831 and $293,027 due from Innisbrook Condominium Association and $32,767 and $33,647 due from the Lessors’ Advisory Committee at December 31, 2012 and 2011, respectively.

4. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Land and land improvements	$16,801,012	$16,645,171
Buildings	24,974,410	24,961,772
Furniture, fixtures and equipment	8,106,324	7,952,997
Contruction in progress	181,657	37,685
	50,063,403	49,597,625
Less accumulated depreciation	(11,295,989)	(9,046,325)
	$38,767,414	$40,551,300

Included in furniture, fixtures and equipment is certain equipment including golf course maintenance equipment and computer equipment that are recorded under capital leases and that have a net book value of $0 and $30,533 as of December 31, 2012 and 2011, respectively. Depreciation expense was $2,249,664 and $2,395,255 for the years ended December 31, 2012 and 2011, respectively. The Resort did not recognize any amortization of assets leased under capital leases in 2012 and 2011 because such assets were fully amortized prior to January 1, 2011.

5. Intangibles

Intangible assets represent the value of the following contractual relationships acquired in connection with the acquisition of the Resort. The intangible assets are being amortized over the specific term or benefit period of each related contract.

As discussed in Note 10, a letter of agreement was entered into on September 10, 2009 extending the term of the Rental Pool MLA an additional two years through December 31, 2013. As a result, the Company determined that the remaining useful life of the intangible asset derived from the Rental Pool MLA was also extended an additional two years, and effective September 10, 2009, the remaining carrying amount of this intangible asset is being amortized over the extended term and is expected to be fully amortized in December 2013.

		December 31,	December 31,
Intangible Assets	Amortization Period	2012	2011

Water Contract	None since renewable in perpetuity	$2,030,000	$2,030,000
Rental Pool	77.5 months	9,481,717	9,481,717
Trade Name	None since renewable in perpetuity	2,300,000	2,300,000
		13,811,717	13,811,717
Less accumulated amortization		(8,409,285)	(7,336,855)
		$5,402,432	$6,474,862

During 2011, certain intangible assets related to guest bookings and club memberships that we acquired in connection with our acquisition of the Resort were exhausted. Amortization expense amounted to $1,072,430 for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, anticipated amortization expense is illustrated in the table below:

Year	Amount
2013	$1,072,430

6. Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2012 and 2011:

	2012	2011
Rental pool lease distribution payable	$605,905	$638,125
Accrued payroll costs	1,132,398	991,351
Other	467,931	462,380
	$2,206,234	$2,091,856

7. Refurbishment Obligation

Master Lease Refurbishment Obligation

The Company agreed to provide a refurbishment reimbursement to the condominium owners for units placed into the Rental Pool during 2005. The owners of these units were being paid 25% of their refurbishment investments, with interest at 2.5% per annum. The principal and interest payments began in 2008 and ended in 2012.

8. Leases

At December 31, 2012, the Company is obligated under two operating leases for equipment. On November 1, 2011, we entered into a master lease agreement with Agricredit Acceptance, LLC for vehicles by Club Car, LLC. The agreement replaced our expired lease agreement and provides for two leases for golf carts and utility vehicles, with payments commencing in January 2012. The term of each lease is 48 months and the monthly lease payments are approximately $20,570 and $11,060, respectively. Lease expense amounted to $381,600 and $454,000 for the years ended December 31, 2012 and 2011, respectively. Future minimum lease payments under these leases are as follows:

Year Ending December 31,
2013	$381,697
2014	381,697
2015	381,697
Total	$1,145,091

9. Commitments and Contingencies

Claims and Lawsuits

The Company may be involved in litigation in the ordinary course of business from time to time. In the opinion of the Company’s management, insurance or indemnification from other third parties adequately covers these matters, if any, and the effect, if any, of these claims is not material to the Company’s financial condition and results of operations.

Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The outcome of this matter cannot be determined at this time. We believe this matter will not have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying financial statements as of December 31, 2012 for the effects of this matter.

Employee Benefit Plans

The Company sponsors a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of the contributions of each employee. The Company made matching contributions of approximately $156,700 and $140,900 for the years ended December 31, 2012 and 2011, respectively.

10. Rental Pool Operations

Historically, there had been several different Rental Pool programs offered to the condominium owners. Effective January 1, 2002, a new Master Lease Agreement (“NMLA”) was offered to all condominium owners. Each condominium owner may elect to participate in the NMLA. If an owner elected to participate in the NMLA, the owner was prohibited from returning to any previous agreement. As of January 1, 2004, all condominium owners participating in the Rental Pool are participating pursuant to the NMLA. The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook Rental Pool participants and 60% to the Company. In addition, the Company has agreed, as part of the NMLA, to reimburse Rental Pool participants in the NMLA for certain refurbishment costs as described in Note 7. The NMLA was scheduled to expire in 2011, however, on September 10, 2009, a letter of agreement was signed extending the agreement two additional years, expiring December 31, 2013. The company is currently in discussions with the representative committee elected by the Rental Pool participants to agree upon terms for a new NMLA to be effective January 1, 2014.

11. Related Party Transactions

We paid management fees to an affiliate of approximately $1,051,000 and $1,035,300 for the years ended December 31, 2012 and 2011, respectively. These fees are included in general and administrative expenses in the Statement of Operations.

At December 31, 2012 and 2011, the amounts due (to)/ from affiliates amounted to $(47,633) and $84,003 respectively, which are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $375,500 and $398,400 as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies during the years ended December 31, 2012 and 2011, respectively. These reimbursements are included in general and administrative expenses in the Statement of Operations.

RENTAL POOL LEASE OPERATION—HISTORICAL SUMMARY

The following financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the years ended December 31, 2012 and 2011.

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

We have audited the balance sheets (comprised of the Distribution Fund and the Maintenance Escrow Fund) of the Innisbrook Rental Pool Lease Operation (“Rental Pool”) as of December 31, 2012 and 2011, and the related statements of operations and changes in participants’ fund balances for the years then ended. These financial statements are the responsibility of the Rental Pool’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation as of December 31, 2012 and 2011, and the results of its operations and changes in the participants’ fund balances for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, FL

April 2, 2013

Innisbrook Rental Pool Lease Operation

Balance Sheets—Distribution Fund

	December 31,	December 31,
	2012	2011

ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	$603,993	$621,480
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	1,740	3,254
	$605,733	$624,734

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$512,461	$624,734
DUE TO MAINTENANCE ESCROW FUND	93,272	-
	$605,733	$624,734

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheets—Maintenance Escrow Fund

	December 31,	December 31,
	2012	2011

ASSETS

CASH	$255,488	$217,859
CASH EQUIVALENTS	1,100,000	1,745,000
RECEIVABLE FROM DISTRIBUTION FUND	93,272	-
INTEREST RECEIVABLE	6,097	3,971
	$1,454,857	$1,966,830

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$42,111	$78,840
INTEREST PAYABLE TO DISTRIBUTION FUND	1,740	3,254
TOTAL LIABILITIES	43,851	82,094

CARPET CARE RESERVE	61,734	70,044
PARTICIPANTS' FUND BALANCES	1,349,272	1,814,692
	$1,454,857	$1,966,830

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

Statements of Operations - Distribution Fund

	Year ended December 31,
	2012	2011

GROSS REVENUES	$9,108,931	$8,899,318

DEDUCTIONS:
Agents' commissions	266,084	244,029
Credit card fees	255,681	251,163
Audit fees	60,000	60,000
Uncollectible/model room rents	-	3,182
Linen replacements	69,195	62,951
Rental pool complimentary fees	23,344	28,232
	674,304	649,557

ADJUSTED GROSS REVENUES	8,434,627	8,249,761

AMOUNT RETAINED BY LESSEE	(5,060,776)	(4,950,258)

GROSS INCOME DISTRIBUTION	3,373,851	3,299,503

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(5,659)	(3,560)
Miscellaneous pool adjustments	327	(1,860)
Corporate complimentary occupancy fees	12,192	11,474
Occupancy fees	(1,162,690)	(1,208,747)
Advisory Committee expenses	(122,271)	(130,662)

NET INCOME DISTRIBUTION	2,095,750	1,966,148

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	1,162,690	1,208,747
Hospitality suite fees	2,248	2,714
Associate room fees	53,312	49,245

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$3,314,000	$3,226,854

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

Statement of Changes in Participants’ Fund Balances—Distribution Fund

	Year ended December 31,
	2012	2011

BALANCE, beginning of period	$-	$-

ADDITIONS:
Amounts available for distribution	3,314,000	3,226,854
Interest received or receivable from Maintenance Escrow Fund	5,965	3,971
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(465,077)	-
Amounts accrued or paid to participants	(2,854,888)	(3,230,825)
BALANCE, end of period	$-	$-

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

Statements of Changes in Participants’ Fund Balances—Maintenance Escrow Fund

	Year ended December 31,
	2012	2011

BALANCE, beginning of period	$1,814,692	$2,229,631

ADDITIONS:
Amounts withheld from occupancy fees	465,077	-
Interest earned	6,097	3,971
Charges to participants to establish or restore escrow balances	316,541	1,205,885
REDUCTIONS:
Maintenance charges	(1,100,055)	(1,509,013)
Interest accrued or paid to Distribution Fund	(6,097)	(3,971)
Refunds to participants as prescribed by the master lease agreements	(146,983)	(111,811)
BALANCE, end of period	$1,349,272	$1,814,692

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

Under the Agreement, the Resort pays the owner a fee equal to 40% of the Adjusted Gross Revenues. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

In addition, the Company agreed to provide a refurbishment reimbursement to the respective condominium owners for units placed into the Rental Pool during 2005. The owners of these units are reimbursed for up to 25% of their refurbishment costs, plus interest at 2.5% per annum. As of December 31, 2012 these obligations were paid in full.

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

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. Beginning in 2011, by mutual agreement between the LAC and the Resort, until it is determined that the fund requires replenishment, both the occupancy fee (Paragraph 7.3 of the MLA) and the carpet care reserve (Paragraph 1.6 of the MLA) deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreements for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $8,310 and $17,870 for the years ended December 31, 2012 and 2011, respectively.

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

Certificates of Deposit - The LAC invests amounts maintained in the maintenance escrow fund primarily in certificates of deposit held with various financial institutions. As of December 31, 2012, the certificates earned interest at rates ranging from .3% to .6% and have maturities ranging from four to twelve months. As of December 31, 2012 and 2011, accrued interest earned amounted to $5,965 and $3,971 and is included in the accompanying financial statements of the maintenance escrow fund. At December 31, 2012 and 2011, the cost of these investments approximates fair value.

Revenue Recognition - Revenue from Resort operations is recognized as the related service is performed.

Accounts Receivable - Receivables are presented net of any allowances for uncollectible amounts. All receivable balances reflected in the accompanying financial statements as of December 31, 2012 and 2011 were collected in subsequent periods. As such, an allowance for doubtful accounts is not considered necessary as of December 31, 2012 and 2011.

Use of Estimates - The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions which affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

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

The Rental Pool and trustees of the Trust have evaluated their tax positions and have determined that no provision or liability for income taxes is necessary. Conclusions regarding uncertain tax positions are evaluated on an annual basis to determine if facts or circumstances have arisen that might cause a change in judgment regarding the likelihood of a tax position’s sustainability under examination.  At December 31, 2012, the Innisbrook Rental Pool Trust believes that no uncertain tax positions exit.

NOTE 3 -   RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid Salamander Innisbrook approximately $375,490 and $398,400 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, accounts payable included in the accompanying balance sheets of the Maintenance Escrow Fund include approximately $35,500 and $37,200 respectively, payable to Salamander Innisbrook, LLC for such items.

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

SALAMANDER INNISBROOK, LLC

Date : April 2, 2013	By:	/s/ Prem Devadas
Prem Devadas
Manager (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devedas	Manager (Chief Executive Officer)	April 2, 2013

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer and	April 2, 2013
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.	Interactive data files formatted in XBRL (eXensible Business Reporting Language): (i) the Balance Sheets, (ii)the Statement of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Scheme Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

