Form 10-Q
period 2013-03-31
Salamander Innisbrook, LLC
filed 2013-05-17
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The Rental Pool operated by the Registrant has 440 condominium rental pool units owned by approximately 398 condominium owners as of May 14, 2013.

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

 PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash	$1,715,229	$1,585,902
Accounts receivable, net	2,725,096	1,672,136
Inventories and supplies	897,882	784,137
Prepaid expenses and other	700,758	728,952
Total current assets	6,038,965	4,771,127

Property, buildings and equipment, net	38,302,191	38,767,414
Intangibles, net	5,134,324	5,402,432
Deposits and other assets	276,611	285,601
Total assets	$49,752,091	$49,226,574

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$684,089	$1,532,143
Accrued liabilities	1,784,676	1,602,241
Accrued rental pool distribution	1,496,271	603,993
Deferred revenue	2,473,316	2,752,467
Due to affiliates	20,082	47,633
Total current liabilities	6,458,434	6,538,477

Deferred revenue	1,041,599	1,106,631
Total liabilities	7,500,033	7,645,108

Member's equity	42,252,058	41,581,466
Total liabilities and member’s equity	$49,752,091	$49,226,574

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended March 31,
	2013	2012

Resort revenues	$13,974,097	$12,795,604

Costs and expenses:
Operating costs and expenses	5,259,724	4,950,479
General and administrative	5,605,706	5,235,248
Depreciation and amortization	824,256	833,664
Total costs and expenses	11,689,686	11,019,391

Operating income	2,284,411	1,776,213

Interest expense, net	(4,143)	(4,941)

Net income	2,280,268	1,771,272

Member's equity, beginning of period	41,581,466	44,921,298
Member's distributions	(1,609,676)	(1,501,631)
Member's equity, end of period	$42,252,058	$45,190,939

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$2,280,268	$1,771,272
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debt expense	11,556	6,875
Depreciation and amortization	824,256	833,664
Deposits and other assets	8,990	13,528
Other changes in operating assets and liabilities	(1,295,142)	(1,010,613)
Net cash provided by operating activities	1,829,928	1,614,726

Cash flows from investing activities:
Purchases of property and equipment	(90,925)	(20,991)
Net cash used in investing activities	(90,925)	(20,991)

Cash flows from financing activities:
Member distributions	(1,609,676)	(1,501,631)
Repayment of capital lease obligations	-	(30,532)
Repayment of refurbishment obligation	-	(7,139)
Net cash used in financing activities	(1,609,676)	(1,539,302)

Net increase in cash	129,327	54,433

Cash, beginning of period	1,585,902	943,216
Cash, end of period	$1,715,229	$997,649

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,143	$4,941

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

The Company controls and operates the Rental Pool Lease Operations (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 440 units or 548 hotel rooms participate at any given time). Pursuant to the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

Basis of presentation

The accompanying interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and  the instructions of Quarterly Report on Form 10-Q. Consequently, they do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K.  Accordingly, these condensed financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Reclassifications

Certain amounts in the 2012 condensed financial statements were reclassified to conform to the 2013 presentation.

Note 2. Accounts Receivable

Accounts receivable consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Trade accounts receivable	$2,569,154	$1,401,447
Other receivables	279,332	382,523
Less allowance for bad debts	(123,390)	(111,834)
	$2,725,096	$1,672,136

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Land and land improvements	$16,801,012	$16,801,012
Buildings	24,974,410	24,974,410
Furniture, fixtures and equipment	8,106,324	8,106,324
Contruction in progress	272,581	181,657
	50,154,327	50,063,403
Less accumulated depreciation	(11,852,136)	(11,295,989)
	$38,302,191	$38,767,414

Note 4. Intangibles

Intangible assets represent the value of the following contractual relationships acquired in connection with the acquisition of the Resort. The intangible assets are being amortized over the specific term or benefit period of each related contract.

		March 31,	December 31,
Intangible Assets	Amortization Period	2013	2012

Water Contract	None since renewable in perpetuity	$2,030,000	$2,030,000
Rental Pool	77.5 months	9,481,717	9,481,717
Trade Name	None since renewable in perpetuity	2,300,000	2,300,000
		13,811,717	13,811,717
Less accumulated amortization		(8,677,393)	(8,409,285)
		$5,134,324	$5,402,432

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

Note 6. Commitments and Contingencies

Contingencies

In the normal course of our operations, we are subject to claims and lawsuits. Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The outcome of this matter cannot be determined at this time. Because of this, and because we do not believe this matter will have a material effect on our financial condition and results of operations, there have been no adjustments to the accompanying condensed financial statements as of March 31, 2013 for the effects of this matter.

PGA TOUR Event

The Resort has been the site of a PGA TOUR event since 1990. The annual event typically takes place in March, our peak demand month.

On March 1, 2013, EverBank, a diversified financial services company, signed a one year agreement to be the presenting sponsor of the 2013 PGA TOUR golf event held at the Resort. Because this PGA TOUR event is so highly regarded by the PGA TOUR players (strength of the Copperhead Golf Course, superior resort amenities, place in the PGA TOUR’s “Florida Swing” schedule, etc.), those associated with the event are confident that a viable sponsor will be secured in advance of the 2014 event.

Note 7. Related Party Transactions

We paid management fees to an affiliate of $419,255 and $384,051 for the three months ended March 31, 2013 and 2012, respectively. These fees are included in general and administrative expenses in the Condensed Statements of Operations.

At March 31, 2013 and December 31, 2012, amounts due to affiliates are non-interest bearing, unsecured and are due on demand.

The Innisbrook Rental Pool Lease Operation paid us $83,183 and $93,198 as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies during the three months ended March 31, 2013 and 2012, respectively. These reimbursements are reflected as a reduction of general and administrative expenses in the Condensed Statements of Operations.

RENTAL POOL LEASE OPERATIONS

The operation of the Rental Pool is tied closely to the Resort operations. The Rental Pool Master Lease Agreements provide for a quarterly distribution of a percentage of the Company’s room revenues to participating condominium owners (“Participants”), as defined in the agreement (see Note 1 of the Rental Pool Lease Operation financial statements). Because the Rental Pool participants share in a percentage of the room revenues, the condominium units allowing Rental Pool participation are deemed to be securities. However, there is no market for such securities other than the normal real estate market. Since the security is real estate, no dividends have been paid or will be paid.

The Company is a single-member limited liability company, wholly owned by Salamander Farms, LLC. There is no established market for the Member’s interest.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)

DISTRIBUTION FUND

ASSETS

RECEIVABLE FROM SALAMANDER INNISBROOK, LLC FOR DISTRIBUTION	$1,496,271	$603,993
INTEREST RECEIVABLE FROM RENTAL POOL ESCROW FUND	986	1,740
	$1,497,257	$605,733

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$1,497,257	$512,461
DUE TO MAINTENANCE ESCROW FUND	-	93,272
	$1,497,257	$605,733

MAINTENANCE ESCROW FUND

ASSETS

CASH	$205,130	$255,488
CASH EQUIVALENTS	1,150,000	1,100,000
RECEIVABLE FROM DISTRIBUTION FUND	-	93,272
INTEREST RECEIVABLE	6,006	6,097
	$1,361,136	$1,454,857

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$39,779	$42,111
INTEREST PAYABLE TO DISTRIBUTION FUND	986	1,740
TOTAL LIABILITIES	40,765	43,851

CARPET CARE RESERVE	60,887	61,734
PARTICIPANTS' FUND BALANCES	1,259,484	1,349,272
	$1,361,136	$1,454,857

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(unaudited)

	Three months ended March 31,
	2013	2012

GROSS REVENUES	$4,074,661	$3,573,972

DEDUCTIONS:
Agents' commissions	114,366	97,401
Credit card fees	114,458	100,071
Audit fees	15,000	15,000
Linen replacements	27,751	30,569
Rental pool complimentary fees	8,682	6,482
	280,257	249,523

ADJUSTED GROSS REVENUES	3,794,404	3,324,449

AMOUNT RETAINED BY LESSEE	(2,276,642)	(1,994,669)

GROSS INCOME DISTRIBUTION	1,517,762	1,329,780

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(1,893)	(1,345)
Corporate complimentary occupancy fees	5,100	4,464
Occupancy fees	(426,305)	(401,263)
Advisory Committee expenses	(32,988)	(30,787)

NET INCOME DISTRIBUTION	1,061,676	900,849

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	426,305	401,263
Hospitality suite fees	793	812
Associate room fees	7,497	17,297

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$1,496,271	$1,320,221

See accompanying notes to the unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

DISTRIBUTION FUND

(unaudited)

	Three months ended March 31,
	2013	2012
BALANCE, beginning of period	$-	$-

ADDITIONS:
Amounts available for distribution	1,496,271	1,320,221
Interest received or receivable from Maintenance Escrow Fund	986	1,680
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	-	(160,505)
Amounts accrued or paid to participants	(1,497,257)	(1,161,396)
BALANCE, end of period	$-	$-

MAINTENANCE ESCROW FUND

(unaudited)

	Three months ended March 31,
	2013	2012
BALANCE, beginning of period	$1,349,272	$1,814,692

ADDITIONS:
Amounts withheld from occupancy fees	-	160,505
Interest earned	6,006	5,936
Charges to participants to establish or restore escrow balances	94,246	56,589
REDUCTIONS:
Maintenance charges	(159,226)	(215,807)
Interest accrued or paid to Distribution Fund	(6,006)	(5,936)
Refunds to participants as prescribed by the master lease agreements	(24,808)	(88,349)
BALANCE, end of period	$1,259,484	$1,727,630

See accompanying notes to the unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Rental Pool Lease Operations

Organization and Operations

We operate Innisbrook Resort and Golf Club (the “Resort”) in Palm Harbor, Florida, which contains 1,216 condominium units of which all have been sold to third parties or to affiliates of the Company. A large number of the condominium units, 440, are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides its owners with a percentage distribution of related room revenues minus certain fees and expenses; the remainder of the condominium units are owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities as well as administrative offices.

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

Maintenance Escrow Fund Accounts

The MLA generally provides that 90% of the occupancy fees earned by each Participant are ultimately deposited in that Participant’s Maintenance Escrow Fund account. The occupancy fee percentage deposited into the Fund was reduced from 40% in 2012 to 0% in 2013 as was agreed to and amended by the 2013 Annual Lease Agreement. The account provides funds for payment of amounts that are due from all Participants for maintenance and refurbishment services for or related to their condominium unit. In the event that a Participant’s balance falls below the amount necessary to pay for maintenance and replacements in the Participants unit, the Participant is required to restore the escrow balance to a defined minimum level. The MLA requires specific fund balances be maintained, by unit type, size and age of refurbishment.

The LAC, subject to the restriction in the MLA, invests the Maintenance Escrow Fund on behalf of the Participants. Income earned on the investments of the Maintenance Escrow Fund is allocated proportionately to the respective Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. The funds are held in certificates of deposits.

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

Results of operations

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

Results of operations for the three months ended March 31, 2013 (unaudited) and 2012

	Three months ended		Three months ended
	March 31, 2013%		March 31, 2012%		Inc/(dec)	% Chg

Resort Revenues	$13,974,097	100.0%	$12,795,604	100.0%	$1,178,493	9.2%
Costs and Expenses:
Operating costs and expenses	5,259,724	37.6%	4,950,479	38.7%	309,245	6.2%
General and administrative	5,605,706	40.1%	5,235,248	40.9%	370,458	7.1%
Depreciation and amortization	824,256	5.9%	833,664	6.5%	(9,408)	-1.1%
Total costs and expenses	11,689,686	83.7%	11,019,391	86.1%	670,295	6.1%
Income before interest	2,284,411	16.3%	1,776,213	13.9%	508,198	28.6%
Interest expense, net	(4,143)	0.0%	(4,941)	0.0%	798	-16.2%
Net income	$2,280,268	16.3%	$1,771,272	13.8%	$508,996	28.7%

For the first quarter of 2013, resort revenues of $13,974,097 exceeded 2012 first quarter revenue by $1,178,493 or 9.2%.  The room revenue growth of 14% year over year in the first quarter was a result of increased production within the transient market and secondly the golf package business.  ADR strengthened across the segments resulting in an overall 6% growth in room rate.

As a direct result of the increased business levels, Costs and Expenses were up for the three-month period at $5,259,724 but were down as a relative percentage of overall revenue. The Resort experienced Net Income of $2,280,268 for the three-month period. This figure reflected an improvement of $508,996 or 28.7% when compared to the same period last year.

Liquidity and Capital Resources

Future operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by cash generated by the Resort’s operations, funding from our sole member or affiliates’ current cash reserves.

Our revenue is not considered to be dependent on any individual or small group of customers.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These accounting policies have been described on our Annual Report on Form 10-K for the year ended December 31, 2012, and there have been no material changes during the three months ended March 31, 2013.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management does not believe that the impact of recently issued standards will have a material impact on the Company’s financial statements.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our principal executive officer and principal financial officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2013 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of operations, the Company is subject to claims and lawsuits.  The Company does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on its financial position.

Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The outcome of this matter cannot be determined at this time. Because of this and because we do not believe this matter will have a material effect on our financial condition and results of operations, there have been no adjustments to the accompanying condensed financial statements as of March 31, 2013 for the effects of this matter.

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

SALAMANDER INNISBROOK, LLC
(Registrant)

Date: May 16, 2013	/s/	Prem Devedas
Prem Devedas
Manager
(Chief Executive Officer)

Date: May 16, 2013	/s/	Dale Pelletier
Dale Pelletier
Chief Financial Officer
(Principal Financial and Accounting
Officer)

