Form 10-Q
period 2013-06-30
Salamander Innisbrook, LLC
filed 2013-08-22
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

The Rental Pool operated by the Registrant has 440 condominium rental pool units owned by approximately 421 condominium owners as of August 12, 2013.

INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Salamander Innisbrook, LLC

Condensed Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	4
Condensed Statements of Operations and Changes in Member’s Equity (Unaudited) for the three and six months ended June 30, 2013 and 2012	5
Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2013 and 2012	6
Notes to Condensed Financial Statements (Unaudited)	7

Innisbrook Rental Pool Lease Operation

Condensed Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	11
Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2013 and 2012	12
Condensed Statements of Changes in Participants’ Fund Balances (Unaudited) for the three and six months ended June 30, 2013 and 2012	13
Notes to Condensed Financial Statements (Unaudited)	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4T. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	18
Item 6. Exhibits	18

Signatures	19
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash	$1,217,888	$1,585,902
Accounts receivable, net	1,340,954	1,672,136
Inventories and supplies	801,581	784,137
Prepaid expenses and other	529,889	728,952
Due from affiliates	168,527	-
Total current assets	4,058,839	4,771,127

Property, buildings and equipment, net	37,866,609	38,767,414
Intangibles, net	4,866,217	5,402,432
Deposits and other assets	277,276	285,601
Total assets	$47,068,941	$49,226,574

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$440,247	$1,532,143
Accrued liabilities	2,637,067	2,206,234
Deferred revenue	2,072,872	2,752,467
Due to affiliates	-	47,633
Total current liabilities	5,150,186	6,538,477

Deferred revenue	1,037,655	1,106,631

Total liabilities	6,187,841	7,645,108

Member's equity	40,881,100	41,581,466
Total liabilities and member’s equity	$47,068,941	$49,226,574

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC
CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Resort revenues	$8,450,066	$8,357,840	$22,424,163	$21,153,448

Costs and expenses:
Operating costs and expenses	3,809,400	3,788,171	9,069,124	8,738,652
General and administrative	4,498,755	4,420,950	10,104,461	9,656,205
Depreciation and amortization	827,559	833,668	1,651,815	1,667,332
Total costs and expenses	9,135,714	9,042,789	20,825,400	20,062,189

Operating income (loss)	(685,648)	(684,949)	1,598,763	1,091,259

Interest expense, net	(3,283)	(18,607)	(7,426)	(23,549)

Net income (loss)	(688,931)	(703,556)	1,591,337	1,067,710

Member's equity, beginning of period	42,252,058	45,190,939	41,581,466	44,921,298
Member's distributions	(682,027)	(755,115)	(2,291,703)	(2,256,740)
Member's equity, end of period	$40,881,100	$43,732,268	$40,881,100	$43,732,268

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$1,591,337	$1,067,710
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	30,556	16,902
Depreciation and amortization	1,651,815	1,667,332
Deposits and other assets	8,325	9,171
Other changes in operating assets and liabilities	(1,143,549)	438,034
Net cash provided by operating activities	2,138,484	3,199,149

Cash flows from investing activities:
Purchases of property and equipment	(214,795)	(78,519)
Net cash used in investing activities	(214,795)	(78,519)

Cash flows from financing activities:
Member distributions	(2,291,703)	(2,256,740)
Repayment of capital lease obligations	-	(30,532)
Repayment of refurbishment obligation	-	(14,400)
Net cash used in financing activities	(2,291,703)	(2,301,672)

Net change in cash	(368,014)	818,958

Cash, beginning of year	1,585,902	943,216
Cash, end of year	$1,217,888	$1,762,174

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,426	$23,549

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

The Company controls and operates the Rental Pool Lease Operations (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 440 units or 547 hotel rooms participate at any given time). Pursuant to the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

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

Note 2. Accounts Receivable

Accounts receivable consist of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Trade accounts receivable	$1,141,264	$1,401,447
Other receivables	299,853	382,523
Less allowance for bad debts	(100,163)	(111,834)
	$1,340,954	$1,672,136

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Land and land improvements	$16,801,012	$16,801,012
Buildings	24,974,410	24,974,410
Furniture, fixtures and equipment	8,106,324	8,106,324
Contruction in progress	396,453	181,657
	50,278,199	50,063,403
Less accumulated depreciation	(12,411,590)	(11,295,989)
	$37,866,609	$38,767,414

Note 4. Intangibles

Intangible assets represent the value of the following contractual relationships acquired in connection with the acquisition of the Resort. The intangible assets are being amortized over the specific term or benefit period of each related contract.

		June 30,	December 31,
Intangible Assets	Amortization Period	2013	2012

Water Contract	None since renewable in perpetuity	$2,030,000	$2,030,000
Rental Pool	77.5 months	9,481,717	9,481,717
Trade Name	None since renewable in perpetuity	2,300,000	2,300,000
		13,811,717	13,811,717
Less accumulated amortization		(8,945,500)	(8,409,285)
		$4,866,217	$5,402,432

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

Note 6. Commitments and Contingencies

Contingencies

In the normal course of our operations, we are subject to claims and lawsuits. Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The outcome of this matter cannot be determined at this time. We do not believe this matter will have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying condensed financial statements as of June 30, 2013 for the effects of this matter.

PGA TOUR Event

The Resort has been the site of a PGA TOUR event since 1990. The annual event typically takes place in March, our peak demand month.

On March 1, 2013, EverBank, a diversified financial services company, signed a one year agreement to be the presenting sponsor of the 2013 PGA TOUR golf event held at the Resort.  Because this PGA TOUR event is so highly regarded by the PGA TOUR players (strength of the Copperhead Golf Course, superior resort amenities, place in the PGA TOUR’s “Florida Swing” schedule, etc.), those associated with the event are optimistic that a viable sponsor will be secured in advance of the 2014 event.

Note 7. Related Party Transactions

We paid management fees to an affiliate of $253,470 and $250,963 for the three months ended; $672,725 and $635,014 for the six months ended June 30, 2013 and 2012, respectively.  These fees are included in general and administrative expenses in the Condensed Statements of Operations.

At June 30, 2013 and December 31, 2012, amounts due to affiliates were to $168,528 and $47,633, respectively, which balances are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $105,517 and $92,062 for the three months ended: $188,700 and $185,260 for the six months ended June 30, 2013 and 2012, respectively as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are included in general and administrative expenses in the Condensed Statements of Operations.

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

The Company is a single-member limited liability company, wholly owned by Salamander Farms, LLC. There is no established market for the Company’s Member’s interest.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)

DISTRIBUTION FUND

ASSETS

RECEIVABLE FROM SALAMANDER INNISBROOK, LLC
FOR DISTRIBUTION	$729,240	$603,993
INTEREST RECEIVABLE FROM MAINTENANCE
ESCROW FUND	812	1,740
	$730,052	$605,733

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$730,052	$512,461
DUE TO MAINTENANCE ESCROW FUND	-	93,272
	$730,052	$605,733

MAINTENANCE ESCROW FUND

ASSETS

CASH	$109,110	$255,488
CASH EQUIVALENTS	1,145,000	1,100,000
RECEIVABLE FROM DISTRIBUTION FUND	-	93,272
INTEREST RECEIVABLE	5,799	6,097
	$1,259,909	$1,454,857

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$-	$42,111
INTEREST PAYABLE TO DISTRIBUTION FUND	812	1,740
TOTAL LIABILITIES	812	43,851

CARPET CARE RESERVE	59,439	61,734
PARTICIPANTS' FUND BALANCES	1,199,658	1,349,272
	$1,259,909	$1,454,857

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF OPERATIONS
DISTRIBUTION FUND
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

GROSS REVENUES	$2,041,181	$1,997,245	$6,115,842	$5,571,217

DEDUCTIONS:
Agents' commissions	69,521	62,073	183,887	159,474
Credit card fees	57,464	55,923	171,922	155,994
Audit fees	15,000	15,000	30,000	30,000
Linen replacements	16,773	25,045	44,524	55,614
Uncollected room rents	2,515	-	2,515	-
Rental pool complimentary fees	5,774	7,150	14,456	13,632
	167,047	165,191	447,304	414,714

ADJUSTED GROSS REVENUES	1,874,134	1,832,054	5,668,538	5,156,503

AMOUNT RETAINED BY LESSEE	(1,124,481)	(1,099,233)	(3,401,123)	(3,093,902)

GROSS INCOME DISTRIBUTION	749,653	732,821	2,267,415	2,062,601

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(1,447)	(987)	(3,340)	(2,332)
Miscellaneous pool adjustments	719	(768)	719	(768)
Corporate complimentary occupancy fees	1,814	1,392	6,914	5,856
Occupancy fees	(283,607)	(275,158)	(709,912)	(676,421)
Advisory Committee expenses	(34,260)	(28,341)	(67,248)	(59,128)

NET INCOME DISTRIBUTION	432,872	428,959	1,494,548	1,329,808

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	283,607	275,158	709,912	676,421
Hospitality suite fees	364	909	1,157	1,721
Associate room fees	12,397	18,032	19,894	35,329

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$729,240	$723,058	$2,225,511	$2,043,279

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
(unaudited)

DISTRIBUTION FUND

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

BALANCE, beginning of period	$-	$-	$-	$-

ADDITIONS:
Amounts available for distribution	729,240	723,058	2,225,511	2,043,279
Interest received or receivable from Maintenance Escrow Fund	812	1,284	1,798	2,964
REDUCTIONS:

Amounts withheld for Maintenance Escrow Fund	-	(110,063)	-	(270,568)
Amounts accrued or paid to participants	(730,052)	(614,279)	(2,227,309)	(1,775,675)
BALANCE, end of period	$-	$-	$-	$-

MAINTENANCE ESCROW FUND

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

BALANCE, beginning of period	$1,259,484	$1,727,630	$1,349,272	$1,814,692

ADDITIONS:
Amounts withheld from occupancy fees	-	110,063	-	270,568
Interest earned	5,799	6,394	12,286	12,330
Charges to participants to establish or restore escrow balances	122,726	105,095	216,972	161,684
REDUCTIONS:
Maintenance charges	(177,367)	(299,880)	(336,593)	(515,687)

Interest accrued or paid to Distribution Fund	(5,799)	(6,394)	(12,286)	(12,330)
Refunds to participants as prescribed by the master lease agreements	(5,185)	(1,127)	(29,993)	(89,476)
BALANCE, end of period	$1,199,658	$1,641,781	$1,199,658	$1,641,781

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

The Lessors’ Advisory Committee (“LAC”) consists of nine Participants who are elected by the Participants to advise the Company of Rental Pool Matters and to negotiate amendments to the ALA and MLA.

The Rental Pool consists of two funds: the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund balance sheet primarily reflects amounts receivable from the Company for the Rental Pool distribution payable to Participants and amounts due to such participants and the Maintenance Escrow Fund. The operations of the Distribution Funds reflect Participants’ earnings in the Rental Pool.  The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed by Participants or due to the Distribution Fund to meet escrow requirements, fund the carpet care reserve and maintain the interior of the units.

In addition, pursuant to the MLA provided to the Participants who refurbished units and entered the Rental Pool during 2005, the Company assumed the obligation to reimburse the Participants an amount up to 25% of the actual unit refurbishment costs, plus interest at a rate of 2.5% per annum.

Maintenance Escrow Fund Accounts

The MLA generally provides that 90% of the occupancy fees earned by each Participant are ultimately deposited in that Participant’s Maintenance Escrow Fund account. The occupancy fee percentage deposited into the Fund was reduced from 40% in 2012 to 0% in 2013 as was agreed to and amended by the 2013 Annual Lease Agreement. The account provides funds for payment of amounts that are due from all Participants for maintenance and refurbishment services for or related to their condominium unit. In the event that a Participant’s balance falls below the amount necessary to pay for maintenance and replacements in their unit, the Participant is required to restore the escrow balance to a defined minimum level. The MLA requires specific fund balances be maintained, by unit type, size and age of refurbishment.

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

Results of operations for the three months ended June 30, 2013 and 2012(unaudited)

	Three months ended		Three months ended
	June 30, 2013%		June 30, 2012%		Inc/(dec)	% Chg

Resort Revenues	$8,450,066	100.0%	$8,357,840	100.0%	$92,226	1.1%
Costs and Expenses:
Operating costs and expenses	3,809,400	45.1%	3,788,171	45.3%	21,229	0.6%
General and administrative	4,498,755	53.2%	4,420,950	52.9%	77,805	1.8%
Depreciation and amortization	827,559	9.8%	833,668	10.0%	(6,109)	-0.7%
Total costs and expenses	9,135,714	108.1%	9,042,789	108.2%	92,925	1.0%
Income before interest	(685,648)	-8.1%	(684,949)	-8.2%	(699)	0.1%
Interest expense, net	(3,283)	0.0%	(18,607)	0.2%	15,324	82.4%
Net income	$(688,931)	-8.2%	$(703,556)	-8.4%	$14,625	2.1%

For the second quarter of 2013, Resort Revenues remained relatively flat to that of the prior year.  Transient segments remained strong through the quarter helping to offset declines in both the Corporate Group market segment and Golf Packages.

Cost and Expenses mirrored last year with a modest increase in spending of 1% resulting in a net loss of $688,931 or a positive flow of $14,625.

Results of operations for the six months ended June 30, 2013 and 2012(unaudited)

	Six months ended		Six months ended
	June 30, 2013%		June 30, 2012%		Inc/(dec)	% Chg

Resort Revenues	$22,424,163	100.0%	$21,153,448	100.0%	$1,270,715	6.0%
Costs and Expenses:
Operating costs and expenses	9,069,124	40.4%	8,738,652	41.3%	330,472	3.8%
General and administrative	10,104,461	45.1%	9,656,205	45.6%	448,256	4.6%
Depreciation and amortization	1,651,815	7.4%	1,667,332	7.9%	(15,517)	-0.9%
Total costs and expenses	20,825,400	92.9%	20,062,189	94.8%	763,211	3.8%
Income before interest	1,598,763	7.1%	1,091,259	5.2%	507,504	46.5%
Interest expense, net	(7,426)	0.0%	(23,549)	0.1%	16,123	68.5%
Net income	$1,591,337	7.1%	$1,067,710	5.0%	$523,627	46.0%

For the six month period ended June 30, 2013, Resort Revenues were $1,270,715 over the same period last year. Costs and Expenses had a modest increase of 3.8% or $763,211. The Net Income increased $523,627 or an approximate 2 point improvement to the bottom line over the same period last year.

Liquidity and Capital Resources

Future operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by cash generated by the Resort’s operations and/or funding from our sole member or affiliates’ current cash reserves.

Our revenue stream is not considered to be dependent on any individual or small group of customers, the loss of which could have a material adverse effect on the Company’s business or financial condition.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These accounting policies have been described on our Annual Report on Form 10-K for the year ended December 31, 2012, and there have been no material changes during the six months ended June 30, 2013.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2013 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of operations, the Company is subject to claims and lawsuits.  The Company does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on its financial position.

Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The outcome of this matter cannot be determined at this time. We believe this matter will not have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying financial statements as of June 30, 2013 for the effects of this matter.

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

SALAMANDER INNISBROOK, LLC
(Registrant)

Date: August 21, 2013	/s/ Prem Devedas
Prem Devedas
Manager
(Chief Executive Officer)

Date: August 21, 2013	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer
(Principal Financial and Accounting Officer)