Form 10-Q
period 2013-09-30
Salamander Innisbrook, LLC
filed 2013-11-14
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The Rental Pool operated by the Registrant has 540 condominium rental pool units owned by approximately 399 condominium owners as of October 28, 2013.

INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Salamander Innisbrook, LLC

Condensed Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	4
Condensed Statements of Operations and Changes in Member’s Equity (Unaudited) for the three and nine months ended September 30, 2013 and 2012	5
Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012	6
Notes to Condensed Financial Statements (Unaudited)	7

Innisbrook Rental Pool Lease Operation

Condensed Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	11
Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2013 and 2012	12
Condensed Statements of Changes in Participants’ Fund Balances (Unaudited) for the three and nine months ended September 30, 2013 and 2012	13
Notes to Condensed Financial Statements (Unaudited)	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	16

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	18

Signatures	19
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash	$421,198	$1,585,902
Accounts receivable, net	1,012,843	1,672,136
Inventories and supplies	777,249	784,137
Prepaid expenses and other	846,500	728,952
Due from affiliates	-	-
Total current assets	3,057,790	4,771,127

Property, buildings and equipment, net	37,439,952	38,767,414
Intangibles, net	4,598,109	5,402,432
Deposits and other assets	270,345	285,601
Total assets	$45,366,196	$49,226,574

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$523,880	$1,532,143
Accrued liabilities	2,392,749	2,206,234
Deferred revenue	2,188,093	2,752,467
Due to affiliates	83,179	47,633
Total current liabilities	5,187,901	6,538,477

Deferred revenue	974,306	1,106,631

Total liabilities	6,162,207	7,645,108

Member's equity	39,203,989	41,581,466
Total liabilities and member’s equity	$45,366,196	$49,226,574

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended Sepmtember 30,		Nine months ended September 30,
	2013	2012	2013	2012

Resort revenues	$5,863,479	$5,893,065	$28,287,642	$27,046,513

Costs and expenses:
Operating costs and expenses	3,136,838	3,142,704	12,205,962	11,881,356
General and administrative	4,009,667	4,003,993	14,114,128	13,660,198
Depreciation and amortization	787,813	832,494	2,439,628	2,499,826
Total costs and expenses	7,934,318	7,979,191	28,759,718	28,041,380

Operating loss	(2,070,839)	(2,086,126)	(472,076)	(994,867)

Interest income (expense), net	(4,288)	11,299	(11,714)	(12,250)

Net loss	(2,075,127)	(2,074,827)	(483,790)	(1,007,117)

Member's equity, beginning of period	40,881,100	43,732,268	41,581,466	44,921,298
Member's contributions (distributions)	398,016	(11,311)	(1,893,687)	(2,268,051)
Member's equity, end of period	$39,203,989	$41,646,130	$39,203,989	$41,646,130

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(483,790)	$(1,007,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	51,556	3,546
Depreciation and amortization	2,439,626	2,499,826
Deposits and other assets	15,256	22,607
Other changes in operating assets and liabilities	(985,823)	574,899
Net cash provided by operating activities	1,036,825	2,093,761

Cash flows from investing activities:
Purchases of property and equipment	(307,842)	(162,661)
Net cash used in investing activities	(307,842)	(162,661)

Cash flows from financing activities:
Member distributions	(1,893,687)	(2,268,051)
Repayment of capital lease obligations	-	(30,532)
Repayment of refurbishment obligation	-	(21,661)
Net cash used in financing activities	(1,893,687)	(2,320,244)

Net change in cash	(1,164,704)	(389,144)

Cash, beginning of period	1,585,902	943,216
Cash, end of period	$421,198	$554,072

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,714	$12,250

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

The Company controls and operates the Rental Pool Lease Operation (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 440 units or 547 hotel rooms participate at any given time). Pursuant to the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

Basis of presentation

The accompanying interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and  the instructions to Quarterly Report on Form 10-Q. Consequently, they do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K.  Accordingly, these condensed financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, the condensed financial statements reflect all adjustments which are necessary for a fair presentation of the interim financial information. All such adjustments are of a normal recurring nature.

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

Note 2. Accounts Receivable

Accounts receivable consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Trade accounts receivable	$980,329	$1,401,447
Other receivables	153,001	382,523
Less allowance for bad debts	(120,487)	(111,834)
	$1,012,843	$1,672,136

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Land and land improvements	$16,801,012	$16,801,012
Buildings	24,974,410	24,974,410
Furniture, fixtures and equipment	8,106,322	8,106,324
Contruction in progress	489,500	181,657
	50,371,244	50,063,403
Less accumulated depreciation	(12,931,292)	(11,295,989)
	$37,439,952	$38,767,414

Note 4. Intangibles

Intangible assets represent the value of the following assets acquired in connection with the acquisition of the Resort:

		September 30,	December 31,
Intangible Assets	Amortization Period	2013	2012

Water Contract	None since renewable in perpetuity	$2,030,000	$2,030,000
Rental Pool	77.5 months	9,481,717	9,481,717
Trade Name	None since renewable in perpetuity	2,300,000	2,300,000
		13,811,717	13,811,717
Less accumulated amortization		(9,213,608)	(8,409,285)
		$4,598,109	$5,402,432

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

Note 6. Commitments and Contingencies

Contingencies

In the normal course of our operations, we are subject to claims and lawsuits. Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The outcome of this matter cannot be determined at this time. We do not believe this matter will have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying condensed financial statements as of September 30, 2013 for the effects of this matter.

PGA TOUR Event

During this quarter, Valspar, a leader in the paint and coatings industry, and the PGA Tour announced a four year agreement to become title sponsor of the Tampa Bay Championship.  The PGA TOUR event on the Copperhead Course at Innisbrook Resort, March 13 – 16, 2014, has been renamed the Valspar Championship. Simultaneously the PGA Tour and Copperhead Charities also announced that BB&T has signed a four year agreement to become the tournament’s local presenting sponsor.

Note 7. Related Party Transactions

We paid management fees to an affiliate of $175,632 and $176,703 for the three months ended September 30, 2013 and 2012, respectively and $848,357 and $811,717 for the nine months ended September 30, 2013 and 2012, respectively. These fees are included in general and administrative expenses in the Condensed Statements of Operations.

At September 30, 2013 and December 31, 2012, amounts due to affiliates were $83,179 and $47,633, respectively, which balances are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $164,833 and $91,388 for the three months ended September 30, 2013 and 2012, respectively and $353,533 and $275,631 for the nine months ended September 30, 2013 and 2012, respectively as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are included in general and administrative expenses in the Condensed Statements of Operations.

RENTAL POOL LEASE OPERATION

The operation of the Rental Pool is tied closely to the Resort’s operations. The Rental Pool Master Lease Agreement provides for a quarterly distribution of a percentage of the Company’s room revenues to participating condominium owners (“Participants”), as defined in the agreement (see Note 1 of the Rental Pool Lease Operation financial statements). Because the Rental Pool participants share in a percentage of the room revenues, the condominium units allowing Rental Pool participation are deemed to be securities. However, there is no market for such securities other than the normal real estate market. Since the security is real estate, no dividends have been paid or will be paid.

The Company is a single-member limited liability company, wholly owned by Salamander Farms, LLC. There is no established market for the Member’s interest.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
DISTRIBUTION FUND

ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC
FOR DISTRIBUTION	$591,942	$603,993
INTEREST RECEIVABLE FROM MAINTENANCE
ESCROW FUND	706	1,740
	$592,648	$605,733

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$592,648	$512,461
DUE TO MAINTENANCE ESCROW FUND	-	93,272
	$592,648	$605,733

MAINTENANCE ESCROW FUND

ASSETS

CASH	$152,356	$255,488
CASH EQUIVALENTS	1,020,000	1,100,000
RECEIVABLE FROM DISTRIBUTION FUND	-	93,272
RECEIVABLE FROM GENERAL POOLED	45	-
INTEREST RECEIVABLE	6,577	6,097
	$1,178,978	$1,454,857

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$120,460	$42,111
INTEREST PAYABLE TO DISTRIBUTION FUND	706	1,740
ACCRUED INTEREST	450	-
TOTAL LIABILITIES	121,616	43,851

CARPET CARE RESERVE	56,382	61,734
PARTICIPANTS' FUND BALANCES	1,000,980	1,349,272
	$1,178,978	$1,454,857

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

GROSS REVENUES	$1,671,532	$1,876,501	$7,787,374	$7,447,717

DEDUCTIONS:
Agents' commissions	51,300	73,106	235,187	232,580
Credit card fees	47,257	52,749	219,179	208,743
Audit fees	15,000	15,000	45,000	45,000
Uncollected room rents	-	-	2,515	-
Linen replacements	35,348	7,002	79,872	62,616
Rental pool complimentary fees	4,425	2,472	18,881	16,104
	153,330	150,329	600,634	565,043

ADJUSTED GROSS REVENUES	1,518,202	1,726,172	7,186,740	6,882,674

AMOUNT RETAINED BY LESSEE	(910,921)	(1,035,703)	(4,312,044)	(4,129,605)

GROSS INCOME DISTRIBUTION	607,281	690,469	2,874,696	2,753,069

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(881)	(1,156)	(4,221)	(3,488)
Miscellaneous pool adjustments	(31)	81	688	(687)
Corporate complimentary occupancy fees	1,576	1,551	8,490	7,407
Occupancy fees	(278,608)	(253,090)	(988,520)	(929,510)
Advisory Committee expenses	(27,854)	(32,546)	(95,102)	(91,674)

NET INCOME DISTRIBUTION	301,483	405,309	1,796,031	1,735,117

ADJUSTMENTS TO NET INCOME
DISTRIBUTION:
Occupancy fees	278,608	253,090	988,520	929,510
Hospitality suite fees	1,757	441	2,914	2,162
Associate room fees	10,094	7,889	29,988	43,218

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$591,942	$666,729	$2,817,453	$2,710,007

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

(unaudited)

DISTRIBUTION FUND

	Three months ended September 30,		Nine months ended September 30,

	2013	2012	2013	2012

BALANCE, beginning of period	$-	$-	$-	$-

ADDITIONS:
Amounts available for distribution	591,942	666,729	2,817,453	2,710,007
Interest received or receivable from Maintenance Escrow Fund	706	1,260	2,504	4,225
REDUCTIONS:
Amounts withheld for Maintenance
Escrow Fund	-	(101,236)	-	(371,803)
Amounts accrued or paid to participants	(592,648)	(566,753)	(2,819,957)	(2,342,429)
BALANCE, end of period	$-	$-	$-	$-

MAINTENANCE ESCROW FUND

	Three months ended September 30,		Nine months ended September 30,

	2013	2012	2013	2012

BALANCE, beginning of period	$1,199,658	$1,641,781	$1,349,272	$1,814,692

ADDITIONS:
Amounts withheld from occupancy fees	-	101,237	-	371,805
Interest earned	6,577	6,394	18,863	18,724
Charges to participants to establish or restore escrow balances	74,581	43,318	291,553	205,002
REDUCTIONS:
Maintenance charges	(264,340)	(454,518)	(600,933)	(970,205)
Interest accrued or paid to Distribution Fund	(6,577)	(6,394)	(18,863)	(18,724)
Refunds to participants as prescribed by the master lease agreements	(8,919)	(24,831)	(38,912)	(114,307)
BALANCE, end of period	$1,000,980	$1,306,987	$1,000,980	$1,306,987

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Rental Pool Lease Operation

Organization and Operations

Salamander Innisbrook, LLC (the “Company”) follows accounting policies that require estimates that are based on assumptions and judgments, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates due to different conditions.

The Rental Pool is highly dependent upon the operations of the Resort, and likewise, the Resort is also dependent upon the continued participation of condominium owners in the Rental Pool. Additionally, the Rental Pool and Resort are both impacted by the general economic conditions related to the destination resort industry.

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

The MLA generally provides that 90% of the occupancy fees earned by each Participant are ultimately deposited in that Participant’s Maintenance Escrow Fund account. The occupancy fee percentage deposited into the Fund was reduced from 40% in 2012 to 0% in 2013 as was agreed to and amended by the 2013 Annual Lease Agreement. The account provides funds for payments due from all Participants for maintenance and refurbishment services for or related to their condominium unit. In the event that a Participant’s balance falls below the amount necessary to pay for maintenance and replacements in their unit, the Participant is required to restore the escrow balance to a defined minimum level. The MLA requires specific fund balances be maintained, by unit type, size and age of refurbishment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We operate Innisbrook Resort and Golf Club (the “Resort”) in Palm Harbor, Florida, containing 1,216 condominium units, all of which have been sold to third parties or to affiliates of the Company. 540 of the condominium units are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainder of the condominium units are owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities as well as administrative offices.

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

Results of operations for the three months ended September 30, 2013 and 2012(unaudited)

Resort Revenues	$5,863,479	100.0%	$5,893,065	100.0%	$(29,586)	-0.5%
Costs and Expenses:
Operating costs and expenses	3,136,838	53.5%	3,142,704	53.3%	(5,866)	-0.2%
General and administrative	4,009,667	68.4%	4,003,993	67.9%	5,674	0.1%
Depreciation and amortization	787,813	13.4%	832,494	14.1%	(44,681)	-5.4%
Total costs and expenses	7,934,318	135.3%	7,979,191	135.4%	(44,873)	-0.6%
Income before interest	(2,070,839)	-35.3%	(2,086,126)	-35.4%	15,287	-0.7%
Interest (expense), net	(4,288)	-0.1%	11,299	-0.2%	(15,587)	138.0%
Net loss	$(2,075,127)	-35.4%	$(2,074,827)	-35.2%	$(300)	0.0%

For the third quarter of 2013, Resort Revenues again remained relatively flat to that of the prior year. The Corporate Group market segment increased 35% year over year which helped offset declines in both the Transient and Golf Packages market segment.

Cost and Expenses almost mirrored last year’s results, indicating that the Company continues to control expenditures. The net loss reflects a minor improvement.

Results of operations for the nine months ended September 30, 2013 and 2012(unaudited)

	Nine months ended		Nine months ended
	September 30, 2013%		September 30, 2012%		Inc/(dec)	% Chg

Resort Revenues	$28,287,642	100.0%	$27,046,513	100.0%	$1,241,129	4.6%
Costs and Expenses:
Operating costs and expenses	12,205,962	43.1%	11,881,356	43.9%	324,606	2.7%
General and administrative	14,114,128	49.9%	13,660,198	50.5%	453,930	3.3%
Depreciation and amortization	2,439,628	8.6%	2,499,826	9.2%	(60,198)	-2.4%
Total costs and expenses	28,759,718	101.7%	28,041,380	103.7%	718,338	2.6%
Income before interest	(472,076)	-1.7%	(994,867)	-3.7%	522,791	-52.5%
Interest expense, net	(11,714)	0.0%	(12,250)	0.0%	536	-4.4%
Net loss	$(483,790)	-1.7%	$(1,007,117)	-3.7%	$523,327	-52.0%

For the nine month period ended September 30, 2013, Resort Revenues increased $1,241,129 over the same period last year reflecting a positive growth 4.6% year over year. Costs and Expenses have been contained to a moderate increase of 2.6% which resulted in a decrease to net loss of $523,327 or an approximate 2 point improvement to the bottom line.

Liquidity and Capital Resources

Future operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by cash generated by the Resort’s operations and funding from our sole member or affiliates’ current cash reserves.

Our revenue stream is not considered to be dependent on any individual or small group of customers.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These accounting policies have been described on our Annual Report on Form 10-K for the year ended December 31, 2012, and there have been no material changes during the nine months ended September 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. However, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

In addition, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2013 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of operations, the Company is subject to claims and lawsuits.  The Company does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on its financial position.

Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The outcome of this matter cannot be determined at this time. We believe this matter will not have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying financial statements as of September 30, 2013 for the effects of this matter.

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

SALAMANDER INNISBROOK, LLC
(Registrant)

Date: November 14, 2013	/s/ Prem Devedas
Prem Devedas
Manager
(Chief Executive Officer)

Date: November 14, 2013	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer
(Principal Financial and Accounting
Officer)

