Form 10-K
period 2013-12-31
Salamander Innisbrook, LLC
filed 2014-03-25
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File No.  333-147447

SALAMANDER INNISBROOK, LLC

State of Organization: Florida	IRS Employer Identification No. 26-0442888

36750 US Highway 19 North, Palm Harbor, FL 34684
Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

528 Condominium Rental Pool Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act

Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.s

Yes ☒ No ☐

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

Yes ☐ No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of December 31, 2013.

Issuer has no common stock subject to this report.

SALAMANDER INNISBROOK, LLC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

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

PART I

ITEM 1. BUSINESS

Background

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”) was formed June 14, 2007 by Salamander Farms, LLC under the laws of the state of Florida for the purpose of owning and operating Innisbrook Resort and Golf Club (the “Resort”). On July 16, 2007, we, together with our affiliates, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, purchased the Resort and all of the equity interest in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a full service 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1,216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 390 condominium owners (representing 528 units) participate in a rental pool (the “Rental Pool”) operated by the Company.

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

The condominium owners at the Resort have established an Association of Condominium Owners (the “Association”), to administer and maintain this common property and to conduct the business of the condominium owners. In particular, the Association is responsible for maintaining insurance on the real property, upkeep of the structures, maintenance of the grounds, electricity for the common areas, water/sewer and security services. The Association assesses fees to defray these expenses and to establish necessary reserves. An assessment, if not timely paid, may result in a lien being placed upon the unit of a delinquent condominium owner. Each condominium owner is responsible for their own ad valorem property taxes, contents insurance, interior maintenance and other similar expenses. Such expenses are incurred by each owner of condominium units whether or not the unit participates in the Rental Pool at the Resort. With respect to governing the affairs of the Association, the participating condominium owners are accorded one vote per condominium unit owned. State statutes also impact the way in which the Association’s affairs are administered.

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

PGA Event

On September 6, 2013, the PGA Tour and the tournament’s host organization, Copperhead Charities announced a four year agreement for Valspar Corporation to become the title sponsor for the PGA Tour’s annual stop in Tampa Bay on the Copperhead Course at Innisbrook. The tournament, named the Valspar Championship, will be held March 13 – 16, 2014. Also announced, that BB& T Corporation has signed a four year agreement to become the tournament’s local presenting sponsor.

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

Competition

Conveniently located near the Florida Gulf Coast and Tampa International Airport, the Resort is located within 900 acres of a dramatically landscaped setting. The Resort competes using a unique price/value strategy through its offering of spacious accommodations, high levels of customer service, award-winning golf, and one of the largest conference facilities in the southeastern United States. The Resort’s major competitors are other similar golf and conference-oriented resorts in the southeastern United States.

Research and Development

We have no research and development expenses.

Environmental Matters

Operations of the golf courses at the Resort involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. As of December 31, 2013, there were no violations imposed against the Company.

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

Employees

As of December 31, 2013, there were approximately 560 employees, with approximately 395 full time and approximately 165 part time or casual laborers who are engaged as needed.

Code of Ethics

See Part III, Item 10 for discussion of our Code of Business Conduct.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Resort is situated on approximately 900 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, 425, on average, participate in the Rental Pool on a year-to-year basis. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. Salamander Innisbrook Condominium, LLC, a related party, owns three condominium units, two of which participate in the Rental Pool in the same fashion as all other Rental Pool participants. Approximately 20% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. As a result of the potential use of lockout master bedroom units, the total number of rooms at the resort is 1,216 and the average of 425 units participating in the Rental Pool at any one time is equivalent to approximately 528 hotel rooms. The Resort complex includes 72 holes of golf; practice ranges; three clubhouses with retail, golf, and food and beverage outlets; three conference and exhibit buildings; a full service spa and fitness center; six swimming pools including a themed water attraction; a recreation facility; a tennis facility and numerous administrative and support structures. These amenities are owned by the Company and have undergone substantial renovation and improvements since we purchased the Resort in 2007.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our operations, we are subject to claims and lawsuits. We do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The outcome of this matter cannot be determined at this time. We believe this matter will not have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying financial statements as of December 31, 2013 for the effects of this matter.

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

We place our intangible assets in the following categories: (i) the water contract; (ii) club memberships; (iii) the trademark and the trade name; (iv) the Rental Pool; and (v) guest bookings. The valuation of the water contract is based on the projected annual savings associated with having this contract. The water contract has an indefinite life. The valuation of the trademark and trade name is derived from the residual revenue stream from the Resort revenues that is attributed to the Innisbrook trade name. We attribute an indefinite life to the trademark and trade name. The Rental Pool intangible asset had a finite life and was amortized through December 31, 2013. The valuation of the Rental Pool was based on estimates of revenue derived by us from our Rental Pool operations and was evaluated as part of our impairment testing of long-lived assets described below.

During the fourth quarter of 2013, we reviewed our intangible assets, and based on the results, we determined that no impairment of intangible assets existed at December 31, 2013, and there has been no indication of impairment since that date.

Impairment of Other Long-Lived Assets

We review our other long-lived assets, including our finite lived intangible and property, buildings and equipment, for impairment if a significant event occurs or circumstances indicate that the assets may not be recoverable by comparing the carrying values of the assets with their estimated future undiscounted cash flows. In reviewing for impairment of our other long-lived assets, we review the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by discounted cash flow analysis, giving consideration to recent operating performance and pricing trends. At December 31, 2013, we believe the carrying values of our other long-lived assets are recoverable.

Loss Contingencies

We estimate loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. There have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2013.

Results of Operations

	Year ended December 31,
	2013	%	2012	%	Inc/(dec)	% Chg

Resort Revenues	$36,741,875	100.0%	$35,033,225	100.0%	$1,708,650	4.9%
Costs and Expenses:
Operating costs and expenses	16,219,038	44.1%	15,584,018	44.5%	635,020	4.1%
General and administrative	18,116,254	49.3%	17,881,127	51.0%	235,127	1.3%
Depreciation and amortization	3,226,980	8.8%	3,322,094	9.5%	(95,114)	-2.9%
Total costs and expenses	37,562,272	102.2%	36,787,239	105.0%	775,033	2.1%
Loss before interest	(820,397)	-2.2%	(1,754,014)	-5.0%	933,617	-53.2%
Interest (expense), net	(14,991)	0.0%	(15,984)	0.0%	993	6.2%
Net loss	$(835,388)	-2.3%	$(1,769,998)	-5.1%	$934,610	52.8%

As the U.S. and Florida lodging industry continued to improve in 2013, we also continued our aggressive focus on sales and marketing activities, resulting in an increase in overall revenues of 4.9%, exceeding 2012 revenues by $1,700,000. All market segments have shown increases year over year. Our revenue per available room increased $3.25 or 7.2% in 2013 compared to 2012.

Overall costs and expenses were again relatively flat in 2013 compared to 2012 indicating that our cost containment programs continue to produce satisfactory results. The total costs and expense including depreciation and amortization were up 2.1% in 2013 compared to 2012. The increased revenue and cost compaction has resulted in a significant reduction of 52.8% in our net loss in 2013 as compared to 2012. We believe that as long as the overall U.S. Economy continues to improve, and more specifically the lodging sector, our results will continue to show improvement in the future, although there is no assurance that this will in fact happen.

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

Liquidity and Capital Resources

Although we reported a net loss of $835,388, $3,226,980 of this net loss was attributable to non-cash expenses such as depreciation and amortization. Adjusting for these non-cash expenses, actual operating profits were $2,391,592. Our operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by cash on hand at December 31, 2013, cash generated by the Resort’s operations, funding from our sole member or affiliates’ current cash reserves.

The operation of the Resort is not considered to be dependent on any individual or small group of customers, the loss of which would not have a material adverse effect on the Company’s business or financial condition.

Environmental Matters

None

Off Balance Sheet Arrangements

As of December 31, 2013, we have no unconsolidated subsidiaries.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2013, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

Management’s Report Internal Controls Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on the assessment, management concluded that, as of December 31, 2013, the Company’s internal controls over financial reporting were effective.

This annual report does not include an attestation report of the Company’s registered certified public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information about our executive officers:

Name	Age	Position
Prem Devadas	56	Manager
Dale Pelletier	54	CFO, Salamander Hospitality LLC

Biographical Information

Prem Devadas, Manager, is a thirty year veteran of the hospitality industry. After ten years with The Potomac Hotel Group in Washington, DC, he left the Regional Director of Operations position to manage the lodging portfolio for CCA Industries whose holdings include The Jefferson Hotel in Richmond, VA, The Hermitage Hotel in Nashville, TN and Kiawah Island Resort near Charleston, SC. As Managing Director, he re-positioned the Jefferson Hotel and the Hermitage Hotel through extensive renovations and achieved Mobil 5-Star and AAA Five-Diamond awards for the respective properties. At Kiawah Island he directed the development and successful opening of the Sanctuary at Kiawah Island, the new 255 room ultra luxury hotel opened in August, 2004.

Dale Pelletier, Chief Financial Officer, is a thirty-five year veteran of the hospitality industry. Mr. Pelletier oversees the company’s financial, accounting, tax, information systems, treasury, planning and reporting activities. His extensive experience with over seventy hotels includes full service, limited service, all suites, resorts and condominium hotels both at the property and corporate levels. He also served as Chief Financial Officer for MEI Hotels, a hotel development, ownership, management and investment group. He was responsible for all financial activities for the company’s managed and asset managed hotels, construction and development projects and three private equity funds. Prior to MEI, Mr. Pelletier was Chief Financial Officer for the US operations of City Hotels, an international hotel and airline company listed on the Brussels stock exchange, with hotels in the US and Europe.

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

Code of Ethics

The Code of Business Conduct applies to all of our officers and other employees. Our Code of Business conduct was filed as Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on April 4, 2011. You may also obtain a free copy of our Code of Ethics by writing to our attention at 36750 US Highway 19 North, Palm Harbor, FL 34684.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the year ended December 31, 2013 and 2012 to our executive officers.

Name and Principal Position		Salary and Commission	Bonus	Other Annual Compensation	All Other Compensation
Prem Devadas	2013	$—	$—	$—	$—
Manager (1)	2012	$—	$—	$—	$—
Dale Pelletier	2013	$—	$—	$—	$—
Chief Financial Officer (1)	2012	$—	$—	$—	$—

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

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid the Company approximately $466,100 and $375,500 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2013 and 2012, respectively.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums which were acquired from the former owner. Its condominiums participated in the Rental Pool under the MLA in the same manner as all other Rental Pool participants.

At December 31, 2013 and 2012, the Company had amounts due from affiliates of $269,129 and $47,633 respectively, which are non-interest bearing and are due on demand.

Golf Host Securities, Inc. is an on-site real estate broker/dealer for the resale of the Resort’s condominium units owned by Salamander Farms, LLC. Approximately $31,000 was paid to the Company for rent and related accounting services for the years ended December 31, 2013 and 2012.

(c)	Indebtedness of Management

None.

(d)	Transactions with Promoters

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Kingery & Crouse, PA served as our independent registered public accounting firm for the years ended December 31, 2013 and 2012.

The following fees were incurred for Kingery & Crouse, PA services related to years ended December 31, 2013 and 2012.

Audit Fees: $60,000 for each of the fiscal years ended December 31, 2013 and 2012 for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

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

12

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Sole Member and Manager of Salamander Innisbrook, LLC:

We have audited the accompanying balance sheets of Salamander Innisbrook, LLC (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations and changes in member’s equity, and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, FL

March 25, 2014

SALAMANDER INNISBROOK, LLC

BALANCE SHEETS

December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012

Assets
Current assets:
Cash	$1,795,042	$1,585,902
Accounts receivable, net	1,813,644	1,672,136
Inventories and supplies	805,072	784,137
Prepaid expenses and other	833,893	728,952
Total current assets	5,247,651	4,771,127

Property, buildings and equipment, net	37,222,588	38,767,414
Intangibles, net	4,330,001	5,402,432
Deposits and other assets	267,509	285,601
Total assets	$47,067,749	$49,226,574

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$1,673,842	$1,532,143
Accrued liabilities	3,008,664	2,206,234
Deferred revenue	2,313,852	2,752,467
Due to affiliates	269,129	47,633
Total current liabilities	7,265,487	6,538,477

Deferred revenue	952,107	1,106,631

Total liabilities	8,217,594	7,645,108

Commitments and Contingencies (Notes 8 and 9)

Member's equity	38,850,155	41,581,466
Total liabilities and member’s equity	$47,067,749	$49,226,574

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

For the Years Ended December 31, 2013 and 2012

	2013	2012

Resort revenues	$36,741,875	$35,033,225

Costs and expenses:
Hotel	3,888,294	3,674,717
Food and beverage	7,593,326	7,256,839
Golf	2,879,500	2,760,087
Other	1,857,918	1,892,375
General and administrative	18,116,254	17,881,127
Depreciation and amortization	3,226,980	3,322,094
Total costs and expenses	37,562,272	36,787,239

Operating loss	(820,397)	(1,754,014)

Interest income (expense), net	(14,991)	(15,984)

Net loss	(835,388)	(1,769,998)

Member's equity, beginning of period	41,581,466	44,921,298
Member's distributions	(1,895,923)	(1,569,834)
Member's equity, end of period	$38,850,155	$41,581,466

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013 and 2012

	2013	2012

Cash flows from operating activities:
Net loss	$(835,388)	$(1,769,998)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	115	751
Depreciation and amortization	3,226,980	3,322,094
Deposits and other assets	18,092	949
Other changes in operating assets and liabilities	304,988	1,191,284
Net cash provided by operating activities	2,714,787	2,745,080

Cash flows from investing activities:
Purchases of property and equipment	(609,724)	(465,778)
Net cash used in investing activities	(609,724)	(465,778)

Cash flows from financing activities:
Member distributions	(1,895,923)	(1,569,834)
Repayment of capital lease obligations	-	(30,532)
Repayment of refurbishment obligation	-	(36,250)
Net cash used in financing activities	(1,895,923)	(1,636,616)

Net change in cash	209,140	642,686

Cash, beginning of period	1,585,902	943,216
Cash, end of period	$1,795,042	$1,585,902

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,991	$15,984

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

1. Nature of Business

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”), together with our affiliates, Salamander Innisbrook Securities, LLC, and Salamander Innisbrook Condominium, LLC owns and operates the Innisbrook Resort and Golf Club (the “Resort”).

The Company controls and operates the Rental Pool Lease Operations (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 425 units or 528 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

2. Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements include our belief that long-lived assets, including intangibles, are recoverable, and that our estimates of the average lives of memberships from which we base a portion of our revenue recognition are reasonable. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term. Future results could be materially affected if actual results differ from these estimates and assumptions.

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

Liquidity – The Company believes that cash on hand, cash available from operations and, if necessary, funding available from its sole member or affiliates’ current cash reserves will be sufficient to fund its operations in 2014.

Revenue Recognition and Deferred Revenue - Revenue from rooms, green fees, food and beverage sales and other merchandise sales are generally recognized at the time of sale. Membership dues and annual fees are recognized ratably over the applicable period. The following table sets forth the percentage of the Resort’s total revenues attributable to the categories listed for the years ended December 31, 2013 and 2012.

	2013	2012
Revenues
Rental pool revenues	26.1%	26.0%
Resort facilities and other resort revenue	73.9%	74.0%
Total	100.0%	100.0%

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

The Company’s management reviews accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be doubtful is included in the allowance for doubtful accounts. The balance in the allowance for doubtful accounts was $63,641 and $111,834 as of December 31, 2013 and 2012, respectively. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

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

The Company regularly reviews its property, buildings and equipment for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques, giving consideration to recent operating performance and pricing trends. There were no impairment losses related to these assets for the periods included herein.

Intangibles - The Company evaluates intangible assets for impairment annually or earlier if a significant event occurs or circumstances indicate that the assets may not be recoverable. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant negative industry or economic trends. During the fourth quarter of 2013, the Company completed its annual intangible impairment assessment, and based on the results, the Company determined that no impairment of intangible assets existed at December 31, 2013.

Advertising - Advertising costs are expensed as incurred and amounted to approximately $412,200 and $417,600 for the years ended December 31, 2013 and 2012, respectively.

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

We evaluate the validity of our conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood  of a tax position’s sustainability under examination.  Our member files income tax returns in the U.S. federal jurisdiction and the State of Virginia. At December 31, 2013, we do not believe that any uncertain tax positions exist. We remain subject to examination by tax authorities for all years since our inception on June 14, 2007.

Recently Issued Accounting Pronouncements - The Financial Accounting Standards Board has recently issued several Financial Accounting Standards. The Company has determined that none of these standards will have a material impact on its financial statements.

3. Accounts Receivable

Accounts receivable consist of the following as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Trade accounts receivable	$1,718,605	$1,401,447
Other receivables	158,680	382,523
Less allowance for bad debts	(63,641)	(111,834)
	$1,813,644	$1,672,136

Other receivables include related party receivables of approximately $85,000 and $302,800 due from Innisbrook Condominium Association and $30,400 and $32,800 due from the Lessors’ Advisory Committee at December 31, 2013 and 2012, respectively.

4. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Land and land improvements	$16,911,879	$16,801,012
Buildings	25,306,395	24,974,410
Furniture, fixtures and equipment	8,454,852	8,106,324
Contruction in progress	-	181,657
	50,673,126	50,063,403
Less accumulated depreciation	(13,450,538)	(11,295,989)
	$37,222,588	$38,767,414

Depreciation expense was approximately $2,154,600 and $2,249,700 for the years ended December 31, 2013 and 2012, respectively.

5. Intangibles

Intangible assets represent the value of the following contractual relationships acquired in connection with the acquisition of the Resort. The intangible assets are being amortized over the specific term or benefit period of each related contract.

As discussed in Note 10, a letter of agreement was entered into on September 10, 2009 extending the term of the Rental Pool MLA an additional two years through December 31, 2013. As a result, the Company determined that the remaining useful life of the intangible asset derived from the Rental Pool MLA was also extended an additional two years, and effective September 10, 2009, the remaining carrying amount of this intangible asset was amortized over the extended term and was fully amortized as of December 31, 2013 .

		December 31,	December 31,
Intangible Assets	Amortization Period	2013	2012

Water Contract	None since renewable in perpetuity	$2,030,000	$2,030,000
Rental Pool	77.5 months	9,481,717	9,481,717
Trade Name	None since renewable in perpetuity	2,300,000	2,300,000
		13,811,717	13,811,717
Less accumulated amortization		(9,481,716)	(8,409,285)
		$4,330,001	$5,402,432

Amortization expense amounted to approximately $1,072,400 for the years ended December 31, 2013 and 2012, respectively.

6. Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2013 and 2012:

	2013	2012
Rental pool lease distribution payable	$614,331	$605,905
Accrued payroll costs	1,418,967	1,132,398
Other	945,388	467,931
	$2,978,686	$2,206,234

7. Refurbishment Obligation

Master Lease Refurbishment Obligation

The Company agreed to provide a refurbishment reimbursement to the condominium owners for units placed into the Rental Pool during 2005. The owners of these units were being paid 25% of their refurbishment investments, with interest at 2.5% per annum. The principal and interest payments began in 2008 and ended in 2012.

8. Leases

At December 31, 2013, the Company is obligated under two operating leases for equipment. On November 1, 2011, we entered into a master lease agreement with Agricredit-Acceptance, LLC for vehicles by Club Car, LLC. The agreement replaced our expired lease agreement and provides for two leases, golf carts and utility vehicles, with payments commencing in January 2012. The term of each lease is 48 months and the monthly lease payments are approximately $20,700 and $11,100, respectively. Lease expense amounted to approximately $381,600 for the years ended December 31, 2013 and 2012. Future minimum lease payments under these leases are approximately as follows:

Year Ending December 31, 2013
2014	$381,600
2015	381,600
Total	$763,200

9. Other Commitments and Contingencies

Claims and Lawsuits

The Company may be involved in litigation in the ordinary course of business from time to time. In the opinion of the Company’s management, insurance or indemnification from other third parties adequately covers these matters, if any, and the effect, if any, of these claims is not material to the Company’s financial condition and results of operations.

Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The parties have agreed to non-binding mediation and are in the process of selecting a mediator and a suitable date and location for such mediation. The outcome of this matter cannot be determined at this time. We do not believe this matter will have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying financial statements as of December 31, 2013 for the effects of this matter.

Employee Benefit Plans

The Company sponsors a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of the contributions of each employee. The Company made matching contributions of approximately $164,700 and $156,700 for the years ended December 31, 2013 and 2012, respectively.

10. Rental Pool Operations

Historically, there had been several different Rental Pool programs offered to the condominium owners As of January 1, 2004, all condominium owners participating in the rental pool are participating pursuant to a New Master Lease Agreement (“ NMLA”). The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook Rental Pool participants and 60% to the Company. The NMLA was scheduled to expire in 2011, however, on September 10, 2009, a letter of agreement was signed extending the agreement two additional years, expiring December 31, 2013. In December 2013, a new Master Lease Agreement was agreed upon by both Management and the Lessors Advisory Committee (“LAC”). Under the new Agreement, the Resort pays the participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million of Adjusted Gross Revenues; 45% between $10 million and $11 million to the Lessee and 50% above $11 million. The Lessors are also entitled to 35 nights in-season, complimentary gift certificates for Golf & Food & Beverage, and their guests, when occupying the participants units, will be entitled to the same privileges as the Lessors.

11. Related Party Transactions

We paid management fees to an affiliate of approximately $1,102,400 and $l,051,000 for the years ended December 31, 2013 and 2012, respectively. These fees are included in general and administrative expenses in the Statements of Operations.

At December 31, 2013 and 2012, the amounts due to affiliates amounted to $269,129 and $47,633 respectively, which are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us approximately $466,100 and $375,500 as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies during the years ended December 31, 2013 and 2012, respectively. These reimbursements are included in general and administrative expenses in the Statements of Operations.

RENTAL POOL LEASE OPERATION—HISTORICAL SUMMARY

The following financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the years ended December 31, 2013 and 2012.

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

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Sole Member and Manager of Salamander Innisbrook, LLC and
the Lessors of the Innisbrook Rental Pool Lease Operation:

We have audited the accompanying balance sheets of the Distribution Fund and the Maintenance Escrow Fund of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) as of December 31, 2013 and 2012, and the related statements of operations and changes in participants’ fund balances for the years then ended. These financial statements are the responsibility of the Rental Pool’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation as of December 31, 2013 and 2012, and the results of its operations and changes in the participants’ fund balances for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Kingery & Crouse, P.A.
Certified Public Accountants
Tampa, FL

March 25, 2014

Innisbrook Rental Pool Lease Operation

Balance Sheets - Distribution Fund

December 31, 2013 and 2012

	2013	2012

ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	$617,487	$603,993
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	543	1,740
	$618,030	$605,733

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$618,030	$512,461
DUE TO MAINTENANCE ESCROW FUND	-	93,272
	$618,030	$605,733

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheets - Maintenance Escrow Fund

December 31, 2013 and 2012

	2013	2012

ASSETS

CASH	$258,991	$255,488
CASH EQUIVALENTS	840,000	1,100,000
RECEIVABLE FROM DISTRIBUTION FUND	-	93,272
INTEREST RECEIVABLE	5,809	6,097
	$1,104,800	$1,454,857

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$58,698	$42,111
INTEREST PAYABLE TO DISTRIBUTION FUND	543	1,740
TOTAL LIABILITIES	59,241	43,851

CARPET CARE RESERVE	54,984	61,734
PARTICIPANTS' FUND BALANCES	990,575	1,349,272
	$1,104,800	$1,454,857

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS - DISTRIBUTION FUND

For the Years Ended December 31, 2013 and 2012

	2013	2012

GROSS REVENUES	$9,580,828	$9,108,931

DEDUCTIONS:
Agents' commissions	303,682	266,084
Credit card fees	269,693	255,681
Audit fees	60,000	60,000
Uncollectible/model room rents	2,515	-
Linen replacements	124,790	69,195
Rental pool complimentary fees	27,090	23,344
	787,770	674,304

ADJUSTED GROSS REVENUES	8,793,058	8,434,627

AMOUNT RETAINED BY LESSEE	(5,275,835)	(5,060,776)

GROSS INCOME DISTRIBUTION	3,517,223	3,373,851

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(6,009)	(5,659)
Miscellaneous pool adjustments	675	327
Corporate complimentary occupancy fees	11,786	12,192
Occupancy fees	(1,232,846)	(1,162,690)
Advisory Committee expenses	(128,694)	(122,271)

NET INCOME DISTRIBUTION	2,162,135	2,095,750

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	1,232,846	1,162,690
Hospitality suite fees	3,455	2,248
Associate room fees	36,505	53,312

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$3,434,941	$3,314,000

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

Statement of Changes in Participants’ Fund Balances - Distribution Fund

 For the Year Ended December 31, 2013 and 2012

	Year ended December 31,
	2013	2012

BALANCE, beginning of period	$-	$-

ADDITIONS:
Amounts available for distribution	3,434,941	3,314,000
Interest received or receivable from Maintenance Escrow Fund	3,047	5,965
REDUCTIONS:
Amounts withheld for Maintenance escrow fund	-	(465,077)
Amounts accrued or paid to participants	(3,437,987)	(2,854,888)
BALANCE, end of period	$-	$-

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

Statements of Changes in Participants’ Fund Balances - Maintenance Escrow Fund

For the Year Ended December 31, 2013 and 2012

	2013	2012

BALANCE, beginning of period	$1,349,272	$1,814,692

ADDITIONS:
Amounts withheld from occupancy fees	-	465,077
Interest earned	6,911	6,097
Charges to participants to establish or restore escrow balances	441,248	316,541
REDUCTIONS:
Maintenance charges	(753,874)	(1,100,055)
Interest accrued or paid to Distribution Fund	(6,911)	(6,097)
Refunds to participants as prescribed by the master lease agreements	(46,071)	(146,983)
BALANCE, end of period	$990,575	$1,349,272

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

 December 31, 2013 and 2012

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

Rental Pool Agreements - The Rental Pool operates under the provisions of a Master Lease Agreement (the “MLA” or “Agreement”), which commenced on January 1, 2004 and expired December 31, 2011, replacing all lease agreements previously in existence. On September 10, 2009, a letter of agreement was signed extending the MLA two additional years. During December, the new Master Lease Agreement was approved by both Management and the Lessors Advisory Committee, which commenced on January 1, 2014, for a period of ten years.

Under the new Agreement, the Resort pays the participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million of Adjusted Gross Revenues; 45% between $10 million and $11 million to the Lessee and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

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

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. Beginning in 2011, by mutual agreement between the LAC and the Resort, until it is determined that the fund requires replenishment, both the occupancy fee (Paragraph 7.3 of the MLA) and the carpet care reserve (Paragraph 1.6 of the MLA) deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreements for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $6,800 and $8,300 for the years ended December 31, 2013 and 2012, respectively.

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

Certificates of Deposit - The LAC invests amounts maintained in the maintenance escrow fund primarily in certificates of deposit held with various financial institutions. As of December 31, 2013, the certificates earned interest at rates ranging from .2% to .4% and have maturities ranging from four to twelve months. As of December 31, 2013 and 2012, accrued interest earned amounted to approximately $3,000 and $6,000 and is included in the accompanying financial statements of the maintenance escrow fund. At December 31, 2013 and 2012, the cost of these investments approximates fair value.

Revenue Recognition - Revenue from Resort operations is recognized as the related service is performed.

Accounts Receivable - Receivables are presented net of any allowances for uncollectible amounts. All receivable balances reflected in the accompanying financial statements as of December 31, 2013 and 2012 were collected in subsequent periods. As such, an allowance for doubtful accounts is not considered necessary as of December 31, 2013 and 2012.

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

The Rental Pool and trustees of the Trust have evaluated their tax positions and have determined that no provision or liability for income taxes is necessary. Conclusions regarding uncertain tax positions are evaluated on an annual basis to determine if facts or circumstances have arisen that might cause a change in judgment regarding the likelihood of a tax position’s sustainability under examination.  At December 31, 2013, the Innisbrook Rental Pool Trust believes that no uncertain tax positions exist.

NOTE 3 -   RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid Salamander Innisbrook approximately $466,100 and $375,500 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, accounts payable included in the accompanying balance sheets of the Maintenance Escrow Fund include approximately $50,500 and $35,500 respectively, payable to Salamander Innisbrook, LLC for such items.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums. Two of the three condominiums participated in the Rental Pool under the MLA in the same other Rental Pool participants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMANDER INNISBROOK, LLC

Date : March 25, 2014	By:	/s/ Prem Devedas
Prem Devedas
Manager (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devedas	Manager (Chief Executive Officer)	March 25, 2014

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer and	March 25, 2014,
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.	Interactive data files formatted in XBRL (eXensible Business Reporting Language): (i) the Balance Sheets, (ii)the Statement of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Scheme Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

