Form 10-Q
period 2014-03-31
Salamander Innisbrook, LLC
filed 2014-05-15
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The Rental Pool operated by the Registrant has 528 condominium rental pool units owned by approximately 386 condominium owners as of March 31, 2014

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)

Assets
Current assets:
Cash	$2,060,414	$1,795,042
Accounts receivable, net	3,257,371	1,813,644
Inventories and supplies	903,594	805,072
Prepaid expenses and other	866,230	833,893
Due from affiliates	2,715	-
Total current assets	7,090,324	5,247,651

Property, buildings and equipment, net	36,846,381	37,222,588
Intangibles, net	4,330,001	4,330,001
Deposits and other assets	264,575	267,509
Total assets	$48,531,281	$47,067,749

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$1,383,958	$1,673,842
Distribution payable to Rental Pool Lease Operation	1,324,901	617,487
Accrued liabilities	2,109,841	2,391,177
Deferred revenue	2,410,568	2,313,852
Due to affiliates	-	269,129
Total current liabilities	7,229,268	7,265,487

Commitments and Contingencies (Note 5)

Deferred revenue	922,773	952,107

Total liabilities	8,152,041	8,217,594

Member's equity	40,379,240	38,850,155
Total liabilities and member’s equity	$48,531,281	$47,067,749

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended March 31,
	2014	2013

Resort revenues	$12,686,698	$13,974,097

Costs and expenses:
Operating costs and expenses	4,805,935	5,259,724
General and administrative	5,802,071	5,605,706
Depreciation and amortization	530,881	824,256
Total costs and expenses	11,138,887	11,689,686

Operating income	1,547,811	2,284,411

Interest expense, net	(16,586)	(4,143)

Net Income	1,531,225	2,280,268

Member's equity, beginning of period	38,850,155	41,581,466
Member's distributions	(2,140)	(1,609,676)
Member's equity, end of period	$40,379,240	$42,252,058

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$1,531,225	$2,280,268
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	1,480	11,556
Depreciation and amortization	530,881	824,256
Deposits and other assets	2,933	8,990
Other changes in operating assets and liabilities	(1,644,334)	(1,295,142)
Net cash provided by operating activities	422,185	1,829,928

Cash flows from investing activities:
Purchases of property and equipment	(154,673)	(90,925)
Net cash used in investing activities	(154,673)	(90,925)

Cash flows from financing activities:
Member distributions	(2,140)	(1,609,676)
Net cash used in financing activities	(2,140)	(1,609,676)

Net change in cash	265,372	129,327

Cash, beginning of period	1,795,042	1,585,902
Cash, end of period	$2,060,414	$1,715,229

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,586	$4,143

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014
(Unaudited)

Note 1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of business

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”), together with our affiliates, Salamander Innisbrook Securities, LLC, and Salamander Innisbrook Condominium, LLC owns and operates the Innisbrook Resort and Golf Club (the “Resort”).

The Company controls and operates the Rental Pool Lease Operation (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 425 units or 528 hotel rooms participate at any given time). Pursuant to the new Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

Basis of presentation

The accompanying interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and  the instructions to Quarterly Report on Form 10-Q. Consequently, they do not include all disclosures normally provided in the Company’s Annual Report on Form 10-K.  Accordingly, these condensed financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, the condensed financial statements reflect all adjustments which are necessary for a fair presentation of the financial information. All such adjustments are of a normal recurring nature.

As a destination golf resort, open year round, the Resort’s performance is sensitive to weather conditions and seasonality as well as general trends in the economy, with economic downturns adversely affecting our operating results. Our operations are seasonal with the highest volume of revenue generated in the first two quarters of each calendar year. Due to the seasonal business of the Company, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.

Note 2. Accounts Receivable

Accounts receivable consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Trade accounts receivable	$3,228,773	$1,718,605
Other receivables	94,161	158,680
Less allowance for bad debts	(65,563)	(63,641)
	$3,257,371	$1,813,644

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Land and land improvements	$16,911,879	$16,911,879
Buildings	25,306,395	25,306,395
Furniture, fixtures and equipment	8,454,852	8,454,852
Contruction in progress	154,673	-
	50,827,799	50,673,126
Less accumulated depreciation	(13,981,418)	(13,450,538)
	$36,846,381	$37,222,588

Note 4. Long-term Obligations

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

Note 5. Commitments and Contingencies

Contingencies

In the normal course of our operations, we are subject to claims and lawsuits. Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The parties have agreed to non-binding mediation and a date has been set, May 22, 2014. The outcome of this matter cannot be determined at this time. We do not believe this matter will have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying condensed financial statements as of March 31, 2014 for the effects of this matter.

Note 6. Related Party Transactions

We paid management fees to an affiliate of $380,675 and $419,255 for the three months ended March 31, 2014 and 2013, respectively. These fees are included in general and administrative expenses in the Condensed Statements of Operations.

At March 31, 2014 and December 31, 2013, amounts due to/(from) affiliates were $(2,715) and $269,129, respectively, which balances are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $84,673 and $83,183 for the three months ended March 31, 2014 and 2013, respectively as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are included in general and administrative expenses in the Condensed Statements of Operations.

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

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
DISTRIBUTION FUND

ASSETS

RECEIVABLE FROM SALAMANDER INNISBROOK, LLC FOR DISTRIBUTION	$1,324,901	$617,487
INTEREST RECEIVABLE FROM RENTAL POOL ESCROW FUND	515	543
	$1,325,416	$618,030

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$1,325,416	$618,030
	$1,325,416	$618,030

MAINTENANCE ESCROW FUND

ASSETS

CASH	$103,775	$258,991
CASH EQUIVALENTS	890,000	840,000
INTEREST RECEIVABLE	5,919	5,809
	$999,694	$1,104,800

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$37,535	$58,698
INTEREST PAYABLE TO DISTRIBUTION FUND	515	543
TOTAL LIABILITIES	38,050	59,241

CARPET CARE RESERVE	54,336	54,984
PARTICIPANTS' FUND BALANCES	907,308	990,575
	$999,694	$1,104,800

See accompanying notes to unaudited condensed financial statements

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(unaudited)

	Three months ended March 31,
	2014	2013

GROSS REVENUES	$3,592,002	$4,074,661

DEDUCTIONS:
Agents' commissions	116,579	114,366
Credit card fees	101,780	114,458
Audit fees	15,000	15,000
Linen replacements	13,060	27,751
Rental pool complimentary fees	7,197	8,682
	253,616	280,257

ADJUSTED GROSS REVENUES	3,338,386	3,794,404

AMOUNT RETAINED BY LESSEE	(2,003,031)	(2,276,642)

GROSS INCOME DISTRIBUTION	1,335,355	1,517,762

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(1,879)	(1,893)
Corporate complimentary occupancy fees	3,641	5,100
Occupancy fees	(368,006)	(426,305)
Advisory Committee expenses	(29,206)	(32,988)

NET INCOME DISTRIBUTION	939,905	1,061,676

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	368,006	426,305
Hospitality suite fees	1,114	793
Associate room fees	15,876	7,497

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$1,324,901	$1,496,271

See accompanying notes to unaudited condensed financial statements

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

DISTRIBUTION FUND

(unaudited)

	Three months ended March 31,
	2014	2013

BALANCE, beginning of period	$-	$-

ADDITIONS:
Amounts available for distribution	1,324,901	1,496,271
Interest received or receivable from Maintenance Escrow Fund	515	986
REDUCTIONS:
Amounts accrued or paid to participants	(1,325,416)	(1,497,257)
BALANCE, end of period	$-	$-

MAINTENANCE ESCROW FUND

(unaudited)

	Three months ended March 31,
	2014	2013

BALANCE, beginning of period	$990,575	$1,349,272

ADDITIONS:
Interest earned	-	6,006
Charges to participants to establish or restore escrow balances	84,877	94,246
REDUCTIONS:
Maintenance charges	(112,205)	(159,226)
Interest accrued or paid to Distribution Fund	-	(6,006)
Refunds to participants as prescribed by the master lease agreements	(55,939)	(24,808)
BALANCE, end of period	$907,308	$1,259,484

See accompanying notes to the unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The Rental Pool consists of condominiums at the Resort which are leased by the Company from their owners and used as hotel accommodations for the Resort. The Master Lease Agreement (“MLA”) provides that on an annual basis each Participant may elect to participate in the Rental Pool for the following year by signing an Annual Lease Agreement (“ALA”). Any condominium unit owner who does not sign the ALA is not permitted to participate in the Rental Pool for the following year. Under the MLA, the Resort pays the participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million of Adjusted Gross Revenues; 45% between $10 million and $11 million to the Lessee and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

The Lessors’ Advisory Committee (“LAC”) consists of nine Participants who are elected by the Participants to advise the Company of Rental Pool Matters and to negotiate amendments to the ALA and MLA.

The Rental Pool consists of the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund’s balance sheet primarily reflects amounts receivable from the Company for the Rental Pool distribution payable to Participants and amounts due the Maintenance Escrow Fund. The operations of the Distribution Fund reflect Participants’ earnings in the Rental Pool. The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed on behalf of Participants or due from the Distribution Fund to meet minimum escrow requirements, fund the carpet care reserve and maintain the interior of the units.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We operate Innisbrook Resort and Golf Club (the “Resort”) in Palm Harbor, Florida, containing 1,216 condominium units; all of which have been sold to third parties or to affiliates of the Company. 425 of the condominium units are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainder of the condominium units is owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities and administrative offices.

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

As a destination golf resort, open year round, the Resort’s performance is sensitive to weather conditions and seasonality as well as general trends in the economy, with economic downturns adversely affecting our operating results. The Company’s operations are seasonal with the highest volume of revenue generated in the first two quarters of each calendar year. Due to the seasonal business of the Company, the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year.

Results of operations for the three months ended March 31, 2014 and 2013 (unaudited)

	Three months ended		Three months ended
	March 31, 2014%		March 31, 2013%		Inc/(dec)	% Chg

Resort Revenues	$12,686,698	100.0%	$13,974,097	100.0%	$(1,287,399)	-9.2%
Costs and Expenses:
Operating costs and expenses	4,805,935	37.9%	5,259,724	37.6%	(453,789)	-8.6%
General and administrative	5,802,071	45.7%	5,605,706	40.1%	196,365	3.5%
Depreciation and amortization	530,881	4.2%	824,256	5.9%	(293,375)	-35.6%
Total costs and expenses	11,138,887	87.8%	11,689,686	83.7%	(550,799)	-4.7%
Income before interest	1,547,811	12.2%	2,284,411	16.3%	(736,600)	-32.2%
Interest (expense), net	(16,586)	-0.1%	(4,143)	0.0%	(12,443)	300.3%
Net loss	$1,531,225	12.1%	$2,280,268	16.3%	$(749,043)	32.8%

For the first quarter 2014, Resort Revenues were down 9.2% as compared to the same period last year. The decrease in revenues of $1,287,399 is attributable to the shift of the Group market segment. Due to rotational schedules (every two or three years), two large conventions included in last year’s results, rotated to different segments of Florida and the US and a third has moved to the second quarter. Our Transient market has continued growth year over year of $117,897 or 11.9%.

Cost and Expenses in our operating areas were well controlled resulting in a 8.6% reduction compared to the same period last year. The decrease in depreciation and amortization expense year over year is the result of fully amortizing certain intangible assets.

Liquidity and Capital Resources

Future operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by cash generated by the Resort’s operations and funding from our sole member or affiliates’ current cash reserves.

Our revenue stream is not considered to be dependent on any individual or small group of customers.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and to select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These accounting policies have been described on our Annual Report on Form 10-K for the year ended December 31, 2013, and there have been no material changes during the three months ended March 31, 2014.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer, have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2014 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of operations, the Company is subject to claims and lawsuits.  The Company does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on its financial position.

Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. The parties have agreed to non-binding mediation and a date has been set, May 22, 2014. The outcome of this matter cannot be determined at this time. We do not believe this matter will have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying financial statements as of March 31, 2014 for the effects of this matter.

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

SALAMANDER INNISBROOK, LLC (Registrant)

Date: May 15, 2014	/s/ Prem Devedas
Prem Devedas
Manager (Chief Executive Officer)

Date: May 15, 2014	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer (Principal Financial and Accounting Officer)

