Form 10-Q
period 2014-06-30
Salamander Innisbrook, LLC
filed 2014-08-13
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The Rental Pool operated by the Registrant has 528 condominium rental pool units owned by approximately 382 condominium owners as of June 30, 2014

1

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash	$2,093,591	$1,795,042
Accounts receivable, net	1,390,360	1,813,644
Inventories and supplies	844,558	805,072
Prepaid expenses and other	557,765	833,893
Due from affiliates	200,121	-
Total current assets	5,086,395	5,247,651

Property, buildings and equipment, net	36,375,913	37,222,588
Intangibles, net	4,330,001	4,330,001
Deposits and other assets	275,723	267,509
Total assets	$46,068,032	$47,067,749

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$733,719	$1,673,842
Distribution payable to Rental Pool Lease Operation	886,746	617,487
Accrued liabilities	1,776,076	2,391,177
Deferred revenue	2,129,187	2,313,852
Due to affiliates	-	269,129
Total current liabilities	5,525,728	7,265,487

Deferred revenue	993,483	952,107
Total liabilities	6,519,211	8,217,594

Commitments and Contingencies (Note 5)

Member's equity	39,548,821	38,850,155
Total liabilities and member’s equity	$46,068,032	$47,067,749

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Resort revenues	$9,304,241	$8,450,066	$21,990,939	$22,424,163

Costs and expenses:
Operating costs and expenses	4,283,713	3,809,400	9,089,648	9,069,124
General and administrative	4,812,727	4,498,755	10,614,798	10,104,461
Depreciation and amortization	531,649	827,559	1,062,530	1,651,815
Total costs and expenses	9,628,089	9,135,714	20,766,976	20,825,400

Operating income (loss)	(323,848)	(685,648)	1,223,963	1,598,763

Interest expense, net	(3,389)	(3,283)	(19,975)	(7,426)

Net income (loss)	(327,237)	(688,931)	1,203,988	1,591,337

Member's equity, beginning of period	40,379,240	42,252,058	38,850,155	41,581,466
Member distributions	(503,182)	(682,027)	(505,322)	(2,291,703)
Member's equity, end of period	$39,548,821	$40,881,100	$39,548,821	$40,881,100

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$1,203,988	$1,591,337
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for bad debts	1,510	30,556
Depreciation and amortization	1,062,531	1,651,815
Deposits and other assets	(8,214)	8,325
Other changes in operating assets and liabilities	(1,240,088)	(1,143,549)
Net cash provided by operating activities	1,019,727	2,138,484

Cash flows from investing activities:
Purchases of property and equipment	(215,856)	(214,795)
Cash used in investing activities	(215,856)	(214,795)

Cash flows from financing activities:
Member distributions	(505,322)	(2,291,703)
Cash used in financing activities	(505,322)	(2,291,703)

Net change in cash	298,549	(368,014)

Cash, beginning of period	1,795,042	1,585,902
Cash, end of period	$2,093,591	$1,217,888

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,975	$7,426

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

The Company controls and operates the Rental Pool Lease Operation (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 423 units or 526 hotel rooms participate at any given time). Pursuant to the new Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

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

Note 2. Accounts Receivable

Accounts receivable consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Trade accounts receivable	$1,274,157	$1,718,605
Other receivables	180,766	158,680
Less allowance for bad debts	(64,563)	(63,641)
	$1,390,360	$1,813,644

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Land and land improvements	$16,938,305	$16,911,879
Buildings	25,314,765	25,306,395
Furniture, fixtures and equipment	8,577,945	8,454,852
Contruction in progress	57,967	-
	50,888,982	50,673,126
Less accumulated depreciation	(14,513,069)	(13,450,538)
	$36,375,913	$37,222,588

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

Note 5. Commitments and Contingencies

Contingencies

In the normal course of our operations, we are subject to claims and lawsuits. Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. We and CNA and our respective lawyers went through a day of mediation on May 22, 2014. We were not able to come to a resolution at this meeting. The mediator continues to work with both parties to arrive at a mutually agreeable resolution. No further meetings have been scheduled at this time.

The outcome of this matter cannot be determined at this time. We do not believe this matter will have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying condensed financial statements as of June 30, 2014 for the effects of this matter.

Note 6. Related Party Transactions

We paid management fees to an affiliate of $279,160 and $250,470 for the three months ended; $659,835 and $672,725 for the six months ended June 30, 2014 and 2013, respectively. These fees are included in general and administrative expenses in the Condensed Statements of Operations.

At June 30, 2014 and December 31, 2013, amounts due to/(from) affiliates were $(200,121) and $269,129, respectively, which balances are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $80,500 and $105,517 for the three months ended; $172,234 and $188,700 for the six months ended June 30, 2014 and 2013, respectively as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are included in general and administrative expenses in the Condensed Statements of Operations.

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

INNISBROOK RENTAL POOL LEASE OPERATIONS
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
DISTRIBUTION FUND

ASSETS

RECEIVABLE FROM SALAMANDER INNISBROOK, LLC FOR DISTRIBUTION	$886,746	$617,487
INTEREST RECEIVABLE FROM RENTAL POOL
ESCROW FUND	373	543
	$887,119	$618,030

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$887,119	$618,030
	$887,119	$618,030

MAINTENANCE ESCROW FUND

ASSETS

CASH	$260,929	$258,991
CASH EQUIVALENTS	650,000	840,000
INTEREST RECEIVABLE	5,598	5,809
	$916,527	$1,104,800

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$7,091	$58,698
INTEREST PAYABLE TO DISTRIBUTION FUND	373	543
TOTAL LIABILITIES	7,464	59,241

CARPET CARE RESERVE	51,637	54,984
PARTICIPANTS' FUND BALANCES	857,426	990,575
	$916,527	$1,104,800

See accompanying notes to unaudited condensed financial statements

CONDENSED STATEMENTS OF OPERATIONS
DISTRIBUTION FUND
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2014	2013	2014	2013

GROSS REVENUES	$6,066,150	$2,041,181	$6,066,150	$6,115,842

DEDUCTIONS:
Agents' commissions	202,354	69,521	202,354	183,887
Credit card fees	171,612	57,464	171,612	171,922
Audit fees	30,000	15,000	30,000	30,000
Linen replacements	40,637	16,773	40,637	44,524
Uncollected room rents	3,894	2,515	3,894	2,515
Rental pool complimentary fees	13,469	5,774	13,469	14,456
	461,966	167,047	461,966	447,304

ADJUSTED GROSS REVENUES	5,604,184	1,874,134	5,604,184	5,668,538

AMOUNT RETAINED BY LESSEE	(1,359,479)	(1,124,481)	(3,362,510)	(3,401,123)

GROSS INCOME DISTRIBUTION	4,244,705	749,653	2,241,674	2,267,415

ADJUSTMENTS TO GROSS
INCOME DISTRIBUTION:
General pooled expense	(3,302)	(1,447)	(3,302)	(3,340)
Miscellaneous pool adjustments	(412)	719	(412)	719
Corporate complimentary
occupancy fees	5,214	1,814	5,214	6,914
Occupancy fees	(313,932)	(283,607)	(681,938)	(709,912)
Advisory Committee expenses	(62,828)	(34,260)	(62,828)	(67,248)

NET INCOME DISTRIBUTION	3,869,445	432,872	1,498,408	1,494,548

ADJUSTMENTS TO NET INCOME
DISTRIBUTION:
Occupancy fees	313,932	283,607	681,938	709,912
Hospitality suite fees	1,607	364	1,607	1,157
Associate room fees	29,694	12,397	29,694	19,894

AVAILABLE FOR DISTRIBUTION
TO PARTICIPANTS	$4,214,678	$729,240	$2,211,647	$2,225,511

See accompanying notes to unaudited condensed financial statements

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

DISTRIBUTION FUND

(unaudited)

	Three months ended June 30,		Six months ended March 31,
	2014	2013	2014	2013
BALANCE, beginning of period	$-	$-	$-	$-

ADDITIONS:
Amounts available for distribution	886,746	729,240	2,211,647	2,225,511
Interest received or receivable
from Maintenance Escrow Fund	373	812	888	1,798
REDUCTIONS:
Amounts accrued or paid
to participants	(887,119)	(730,052)	(2,212,535)	(2,227,309)
BALANCE, end of period	$-	$-	$-	$-

MAINTENANCE ESCROW FUND

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
BALANCE, beginning of period	$907,308	$1,259,484	$990,575	$1,349,272

ADDITIONS:
Interest earned	-	5,799	-	11,805
Charges to participants to establish
or restore escrow balances	78,544	122,726	163,421	216,972
REDUCTIONS:
Maintenance charges	(118,530)	(177,367)	(230,735)	(336,593)
Interest accrued or paid to Distribution Fund	-	(5,799)	-	(11,805)
Refunds to participants as
prescribed by the master lease
agreements	(9,896)	(5,185)	(65,835)	(29,993)
BALANCE, end of period	$857,426	$1,199,658	$857,426	$1,199,658

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We operate Innisbrook Resort and Golf Club (the “Resort”) in Palm Harbor, Florida, containing 1,216 condominium units; all of which have been sold to third parties or to affiliates of the Company. 423 of the condominium units are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainder of the condominium units are owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities and administrative offices.

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

Results of operations for the three months ended June 30, 2014 and 2013 (unaudited)

	Three months ended		Three months ended
	June 30, 2014%		June 30, 2013%		Inc/(dec)	% Chg

Resort Revenues	$9,304,241	100.0%	$8,450,066	100.0%	$854,175	10.1%
Costs and Expenses:
Operating costs and expenses	4,283,713	46.0%	3,809,400	45.1%	474,313	12.5%
General and administrative	4,812,727	51.7%	4,498,755	53.2%	313,972	7.0%
Depreciation and amortization	531,649	5.7%	827,559	9.8%	(295,910)	-35.8%
Total costs and expenses	9,628,089	103.5%	9,135,714	108.1%	492,375	5.4%
Loss before interest	(323,848)	-3.5%	(685,648)	-8.1%	361,800	-52.8%
Interest expense, net	(3,389)	0.0%	(3,283)	0.0%	(106)	3.2%
Net loss	$(327,237)	-3.5%	$(688,931)	-8.2%	$361,694	-52.5%

For the second quarter 2014, Resort Revenues increased 10.1% as compared to the same period last year. Both Group and Package markets were strong increasing revenues $219,806 and $153,684 or 32.6% and 27.1%, respectively over the same quarter last year. Our Transient market had modest growth year over year of $59,348 or 7.2%.

Cost and Expenses had an overall increase due to the increased activity predominantly in our Sales & Marketing efforts. The decrease in depreciation and amortization expense year over year is the result of fully amortizing certain intangible assets.

Results of operations for the six months ended June 30, 2014 and 2013 (unaudited)

	Six months ended		Six months ended
	June 30, 2014%		June 30, 2013%		Inc/(dec)	% Chg

Resort Revenues	$21,990,939	100.0%	$22,424,163	100.0%	$(433,224)	-1.9%
Costs and Expenses:
Operating costs and expenses	9,089,648	41.3%	9,069,124	40.4%	20,524	0.2%
General and administrative	10,614,798	48.3%	10,104,461	45.1%	510,337	5.1%
Depreciation and amortization	1,062,530	4.8%	1,651,815	7.4%	(589,285)	-35.7%
Total costs and expenses	20,766,976	94.4%	20,825,400	92.9%	(58,424)	-0.3%
Income before interest	1,223,963	5.6%	1,598,763	7.1%	(374,800)	-23.4%
Interest expense, net	(19,975)	-0.1%	(7,426)	0.0%	(12,549)	169.0%
Net income	$1,203,988	5.5%	$1,591,337	7.1%	$(387,349)	-24.3%

For the six months ended June 30, 2014, revenues were down $433,224 or 1.9% over the same period last year. Overall, costs and expenses are down 0.3% after increased spending in General & Administrative was offset by the decrease in Depreciation and Amortization due to certain intangible assets becoming fully amortized.

Liquidity and Capital Resources

Future operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by cash generated by the Resort’s operations and funding from our sole member or affiliates’ current cash reserves.

Our revenue stream is not considered to be dependent on any individual or small group of customers.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and to select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These accounting policies have been described on our Annual Report on Form 10-K for the year ended December 31, 2013, and there have been no material changes during the six months ended June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer, have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2014 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our operations, we are subject to claims and lawsuits. Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. We and CNA and our respective lawyers went through a day of mediation on May 22, 2014. We were not able to come to a resolution at this meeting. The mediator continues to work with both parties to arrive at a mutually agreeable resolution. No further meetings have been scheduled at this time.

The outcome of this matter cannot be determined at this time. We do not believe this matter will have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying condensed financial statements as of June 30, 2014 for the effects of this matter.

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

SALAMANDER INNISBROOK, LLC (Registrant)

Date: August 13, 2014	/s/	Prem Devedas
Prem Devedas
Manager (Chief Executive Officer)

Date: August 13, 2014	/s/	Dale Pelletier
Dale Pelletier
Chief Financial Officer (Principal Financial and Accounting Officer)

