Form 10-Q
period 2014-09-30
Salamander Innisbrook, LLC
filed 2014-11-18
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The Rental Pool operated by the Registrant has 525 condominium rental pool units owned by approximately 395 condominium owners as of September 30, 2014

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash	$909,638	$1,795,042
Accounts receivable, net	796,250	1,813,644
Inventories and supplies	814,741	805,072
Prepaid expenses and other	844,771	833,893
Due from affiliates	165,849	-
Total current assets	3,531,249	5,247,651

Property, buildings and equipment, net	35,980,699	37,222,588
Intangibles	4,330,001	4,330,001
Deposits and other assets	262,202	267,509
Total assets	$44,104,151	$47,067,749

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$1,248,950	$1,673,842
Distribution payable to Rental Pool Lease Operation	555,798	617,487
Accrued liabilities	1,581,081	2,391,177
Deferred revenue	2,481,130	2,313,852
Due to affiliates	-	269,129
Total current liabilities	5,866,959	7,265,487

Deferred revenue	1,000,253	952,107
Total liabilities	6,867,212	8,217,594

Contingencies (Note 5)

Member's equity	37,236,939	38,850,155
Total liabilities and member’s equity	$44,104,151	$47,067,749

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Resort revenues	$5,336,298	$5,863,479	$27,327,237	$28,287,642

Costs and expenses:
Operating costs and expenses	3,190,902	3,136,838	12,282,550	12,205,962
General and administrative	3,925,550	4,009,667	14,540,348	14,114,128
Depreciation and amortization	526,519	787,813	1,587,049	2,439,628
Total costs and expenses	7,642,971	7,934,318	28,409,947	28,759,718

Operating income (loss)	(2,306,673)	(2,070,839)	(1,082,710)	(472,076)

Interest expense, net	(3,410)	(4,288)	(23,385)	(11,714)

Net income (loss)	(2,310,083)	(2,075,127)	(1,106,095)	(483,790)

Member's equity, beginning of period	39,548,821	40,881,100	38,850,155	41,581,466
Member distributions	(1,799)	398,016	(507,121)	(1,893,687)
Member's equity, end of period	$37,236,939	$39,203,989	$37,236,939	$39,203,989

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,106,095)	$(483,790)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	1,570	51,556
Depreciation and amortization	1,589,050	2,439,626
Deposits and other assets	5,307	15,256
Other changes in operating assets and liabilities	(520,956)	(985,823)
Net cash provided (used in) by operating activities	(31,124)	1,036,825

Cash flows from investing activities:
Purchases of property and equipment	(347,159)	(307,842)
Cash used in investing activities	(347,159)	(307,842)

Cash flows from financing activities:
Member distributions	(507,121)	(1,893,687)
Cash used in financing activities	(507,121)	(1,893,687)

Net change in cash	(885,404)	(1,164,704)

Cash, beginning of period	1,795,042	1,585,902
Cash, end of period	$909,638	$421,198

Supplemental disclosure of cash flow information:
Cash paid for interest	$23,385	$11,714

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

The Company controls and operates the Rental Pool Lease Operation (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 419 units or 525 hotel rooms participate at any given time). Pursuant to the new Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

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

Note 2. Accounts Receivable

Accounts receivable consist of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Trade accounts receivable	$798,305	$1,718,605
Other receivables	46,300	158,680
Less allowance for bad debts	(48,355)	(63,641)
	$796,250	$1,813,644

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Land and land improvements	$16,998,660	$16,911,879
Buildings	25,357,764	25,306,395
Furniture, fixtures and equipment	8,600,439	8,454,852
Contruction in progress	63,423	-
	51,020,286	50,673,126
Less accumulated depreciation	(15,039,587)	(13,450,538)
	$35,980,699	$37,222,588

Note 4. Long-term Obligations

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

Note 5. Contingencies

In the normal course of our operations, we are subject to claims and lawsuits. Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. We, our former insurance carrier and our respective lawyers went through a day of mediation on May 22, 2014. As there was no resolution at this meeting, the mediator continues to work with both parties to arrive at a mutually agreeable resolution. No further meetings have been scheduled at this time.

The outcome of this matter cannot be determined at this time. We do not believe this matter will have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying condensed financial statements as of September 30, 2014 for the effects of this matter.

Note 6. Related Party Transactions

We paid management fees to an affiliate of $159,987 and $175,632 for the three months ended; $819,822 and $848,357 for the nine months ended September 30, 2014 and 2013, respectively. These fees are included in general and administrative expenses in the Condensed Statements of Operations.

At September 30, 2014 and December 31, 2013, amounts due to/(from) affiliates were $(165,849) and $269,129, respectively, which balances are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $62,123 and $164,833 for the three months ended; $227,295 and $353,533 for the nine months ended September 30, 2014 and 2013, respectively as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are included in general and administrative expenses in the Condensed Statements of Operations.

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

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
DISTRIBUTION FUND

ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	$555,798	$617,487
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	360	543
	$556,158	$618,030

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$556,158	$618,030
RESERVE FOR ESTIMATED LIFE-SAFETY REIMBURSEMENT	-	-
	$556,158	$618,030

MAINTENANCE ESCROW FUND

ASSETS

CASH	$141,469	$258,991
CASH EQUIVALENTS	750,000	840,000
INTEREST RECEIVABLE	5,626	5,809
	$897,095	$1,104,800

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$64,907	$58,698
INTEREST PAYABLE TO DISTRIBUTION FUND	360	543
TOTAL LIABILITIES	65,267	59,241

CARPET CARE RESERVE	47,594	54,984
PARTICIPANTS' FUND BALANCES	784,234	990,575
	$897,095	$1,104,800

See notes to financial statements.

CONDENSED STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

GROSS REVENUES	$1,559,439	$1,671,532	$7,625,589	$7,787,374

DEDUCTIONS:
Agents' commissions	38,583	51,300	240,937	235,187
Credit card fees	44,043	47,257	215,655	219,179
Audit fees	15,000	15,000	45,000	45,000
Linen replacements	18,704	35,348	59,341	79,872
Uncollected room rents	-	-	3,894	2,515
Rental pool complimentary fees	3,723	4,425	17,192	18,881
	120,053	153,330	582,019	600,634

ADJUSTED GROSS REVENUES	1,439,386	1,518,202	7,043,570	7,186,740

AMOUNT RETAINED BY LESSEE	(863,632)	(910,921)	(4,226,142)	(4,312,044)

GROSS INCOME DISTRIBUTION	575,754	607,281	2,817,428	2,874,696

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(1,978)	(881)	(5,279)	(4,221)
Miscellaneous pool adjustments	-	(31)	(412)	688
Corporate complimentary occupancy fees	1,272	1,576	6,486	8,490
Occupancy fees	(246,059)	(278,608)	(921,176)	(988,520)
Advisory Committee expenses	(27,482)	(27,854)	(90,311)	(95,102)

NET INCOME DISTRIBUTION	301,507	301,483	1,806,736	1,796,031

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	246,059	278,308	921,176	988,520
Hospitality suite fees	-	1,757	1,607	2,914
Associate room fees	8,232	10,094	37,926	29,988

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$555,798	$591,642	$2,767,445	$2,817,453

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

(unaudited)

DISTRIBUTION FUND

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

BALANCE, beginning of period	$-	$-	$-	$-

ADDITIONS:
Amounts available for distribution	555,798	591,942	2,767,445	2,817,453
Interest received or receivable from Maintenance Escrow Fund	360	706	1,248	2,504
REDUCTIONS:
Amounts accrued or paid to participants	(556,158)	(592,648)	(2,768,693)	(2,819,957)
BALANCE, end of period	$-	$-	$-	$-

MAINTENANCE ESCROW FUND

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

BALANCE, beginning of period	$857,426	$1,199,658	$990,575	$1,349,272

ADDITIONS:
Interest earned	-	6,577	-	18,382
Charges to participants to establish or restore escrow balances	99,332	74,581	262,753	291,553
REDUCTIONS:
Maintenance charges	(161,147)	(264,340)	(391,882)	(600,933)
Interest accrued or paid to
Distribution Fund	-	(6,577)	-	(18,382)
Refunds to participants as prescribed by the master lease agreements	(11,377)	(8,918)	(77,212)	(38,911)
BALANCE, end of period	$784,234	$1,000,981	$784,234	$1,000,981

See notes to financial statements.

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

The Rental Pool consists of condominiums at the Resort which are leased by the Company from their owners and used as hotel accommodations for the Resort. The Master Lease Agreement (“MLA”) provides that on an annual basis each Participant may elect to participate in the Rental Pool for the following year by signing an Annual Lease Agreement (“ALA”). Any condominium unit owner who does not sign the ALA is not permitted to participate in the Rental Pool for the following year. Under the MLA, the Resort pays the participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million of Adjusted Gross Revenues; 45% between $10 million and $11 million and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We operate Innisbrook Resort and Golf Club (the “Resort”) in Palm Harbor, Florida, containing 1,216 condominium units; all of which have been sold to third parties or to affiliates of the Company. 419 of the condominium units are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainders of the condominium units are owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities and administrative offices.

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

Results of operations for the three months ended September 30, 2014 and 2013 (unaudited)

	Three months ended		Three months ended
	September 30, 2014%		September 30, 2013%		Inc/(dec)	% Chg

Resort Revenues	$5,336,298	100.0%	$5,863,479	100.0%	$(527,181)	-9.0%
Costs and Expenses:
Operating costs and expenses	3,190,902	59.8%	3,136,838	53.5%	54,064	1.7%
General and administrative	3,925,550	73.6%	4,009,667	68.4%	(84,117)	-2.1%
Depreciation and amortization	526,519	9.9%	787,813	13.4%	(261,294)	-33.2%
Total costs and expenses	7,642,971	143.2%	7,934,318	135.3%	(291,347)	-3.7%
Loss before interest	(2,306,673)	-43.2%	(2,070,839)	-35.3%	(235,834)	11.4%
Interest expense, net	(3,410)	-0.1%	(4,288)	0.1%	878	-20.5%
Net loss	$(2,310,083)	-43.3%	$(2,075,127)	-35.4%	$(234,956)	11.3%

For the third quarter 2014, Resort Revenues decreased $527,181 or 9.0% as compared to the same period last year. Our Transient market experienced a 10.8% or $75,967 increase over the same time last year predominantly due to a 6% increase in our average rate. The Group segment experienced losses due to a lack of pickup normally experienced and a move of a group from the third to the fourth quarter, or $197,680 in total spending. The decline in Package segment we believe to be due to the condition of our courses. Our transition with the various types of grasses was not as favorable this summer resulting in browning which directly affected play. Any losses in our Rooms department flow down through our other ancillary revenues.

Cost and Expenses were well controlled during this period minimizing the flow through of the loss in revenue. The decrease in depreciation and amortization expense year over year is the result of fully amortizing certain intangible assets.

Results of operations for the nine months ended September 30, 2014 and 2013 (unaudited)

	Nine months ended		Nine months ended
	September 30, 2014%		September 30, 2013%		Inc/(dec)	% Chg

Resort Revenues	$27,327,237	100.0%	$28,287,642	100.0%	$(960,405)	-3.4%
Costs and Expenses:
Operating costs and expenses	12,282,550	44.9%	12,205,962	43.1%	76,588	0.6%
General and administrative	14,540,348	53.2%	14,114,128	49.9%	426,220	3.0%
Depreciation and amortization	1,587,049	5.8%	2,439,628	8.6%	(852,579)	-34.9%
Total costs and expenses	28,409,947	104.0%	28,759,718	101.7%	(349,771)	-1.2%
Loss before interest	(1,082,710)	-4.0%	(472,076)	-1.7%	(610,634)	129.4%
Interest expense, net	(23,385)	-0.1%	(11,714)	0.0%	(11,671)	99.6%
Loss income	$(1,106,095)	-4.0%	$(483,790)	-1.7%	$(622,305)	128.6%

For the nine months ended September 30, 2014, revenues were down $960,405 or 3.4% over the same period last year due to reduced Group and Package Segments. Overall, the decrease in Depreciation and Amortization, due to certain intangible assets becoming fully amortized, has mitigated the loss in Operating costs and General and Administrative expenses.

Liquidity and Capital Resources

Future operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by cash generated by the Resort’s operations and funding from our sole member or affiliates’ current cash reserves.

Our revenue stream is not considered to be dependent on any individual or small group of customers.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and to select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These accounting policies have been described on our Annual Report on Form 10-K for the year ended December 31, 2013, and there have been no material changes during the nine months ended September 30, 2014.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer, have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2014, that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our operations, we are subject to claims and lawsuits. Our former insurance carrier has requested reimbursement of monies from us that they paid in 2010 to settle certain claims asserted against us. We believe the request for reimbursement has no basis and, through our legal counsel, have denied the insurance carrier’s request for reimbursement and we intend to fully defend our position. We, our former insurance carrier and our respective lawyers went through a day of mediation on May 22, 2014. As there was no resolution at this meeting, the mediator continues to work with both parties to arrive at a mutually agreeable resolution. No further meetings have been scheduled at this time.

The outcome of this matter cannot be determined at this time. We do not believe this matter will have a material effect on our financial condition and results of operations, and accordingly, there have been no adjustments to the accompanying condensed financial statements as of September 30, 2014, for the effects of this matter.

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

SALAMANDER INNISBROOK, LLC (Registrant)

Date: November 18, 2014	/s/ Prem Devedas
Prem Devedas
Manager (Chief Executive Officer)

Date: November 18, 2014	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer (Principal Financial and Accounting Officer)

