Form 10-K
period 2014-12-31
Salamander Innisbrook, LLC
filed 2015-04-16
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File No.  333-147447

SALAMANDER INNISBROOK, LLC

State of Organization: Florida	IRS Employer Identification No. 26-0442888

36750 US Highway 19 North, Palm Harbor, FL 34684

Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

520 Condominium Rental Pool Units

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

Yes ☐ No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of December 31, 2014.

Issuer has no common stock subject to this report.

SALAMANDER INNISBROOK, LLC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

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

PART I

ITEM 1. BUSINESS

Background

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”) was formed June 14, 2007 by Salamander Farms, LLC under the laws of the state of Florida for the purpose of owning and operating Innisbrook Resort and Golf Club (the “Resort”). On July 16, 2007, we, together with our affiliates, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, purchased the Resort and all of the equity interest in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a full service 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1,216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 422 condominium owners (representing 520 units) participate in a rental pool (the “Rental Pool”) operated by the Company.

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

PGA TOUR Event

On September 6, 2013, the PGA Tour and the tournament’s host organization, Copperhead Charities announced a four year agreement for Valspar Corporation to become the title sponsor for the PGA Tour’s annual stop in Tampa Bay on the Copperhead Course at Innisbrook. Also, in 2013, BB&T Corporation signed a four year agreement to become the tournament’s local presenting sponsor.

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

Environmental Matters

Operations of the golf courses at the Resort involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. As of December 31, 2014, there were no violations imposed against the Company.

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

Employees

As of December 31, 2014, there were 569 employees; 397 of which are full time and 172 part time or casual laborers who are engaged as needed.

Code of Ethics

See Part III, Item 10 for discussion of our Code of Business Conduct.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Resort is situated on approximately 900 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, 418, on average, participate in the Rental Pool on a year-to-year basis. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. Salamander Innisbrook Condominium, LLC, a related party, owns three condominium units, two of which participate in the Rental Pool in the same fashion as all other Rental Pool participants. Approximately 20% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. As a result of the potential use of lockout master bedroom units, the total number of rooms at the resort is 1,216 and the average of 418 units participating in the Rental Pool at any one time is equivalent to approximately 520 hotel rooms. The Resort complex includes 72 holes of golf; practice ranges; three clubhouses with retail, golf, and food and beverage outlets; three conference and exhibit buildings; a full service spa and fitness center; six swimming pools including a themed water attraction; a recreation facility; a tennis facility and numerous administrative and support structures. These amenities are owned by the Company and have undergone substantial renovation and improvements since we purchased the Resort in 2007.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2014 and 2013, we were involved in certain mediation with our former insurance carrier who was requesting that we reimburse them certain monies that they paid in 2010 to settle certain claims asserted against us. On January 16, 2015, the Company entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. The Company has agreed to provide a credit to be used over a three-year period commencing March 1, 2015 through March 1, 2018. The credit will be divided equally among the three-year period with no rollover of unused amounts from one year to another. We estimated the value of our liability to be approximately $350,000 and recorded the liability of $350,000 as of December 31, 2014.

In the normal course of our operations, we are also subject to other claims and lawsuits. We do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

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

Critical Accounting Policies and Estimates

The following accounting policies are considered critical by our management. These and other accounting policies require that estimates be made based on assumptions and judgment, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates .

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

Indefinite Lived Intangible Assets

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

We place our intangible assets in the following categories: (i) the water contract; (ii) club memberships; (iii) the trademark and the trade name; (iv) the Rental Pool; and (v) guest bookings. The valuation of the water contract is based on the projected annual savings associated with having this contract. The water contract has an indefinite life. The valuation of the trademark and trade name is derived from the residual revenue stream from the Resort revenues that is attributed to the Innisbrook trade name. We attribute an indefinite life to the trademark and trade name. The Rental Pool intangible asset had a finite life and was fully amortized through December 31, 2014. The valuation of the Rental Pool was based on estimates of revenue derived by us from our Rental Pool operations and was evaluated as part of our impairment testing of long-lived assets described below.

During the fourth quarter of 2014, we reviewed our intangible assets, and based on the results, we determined that no impairment of intangible assets existed at December 31, 2014, and there has been no indication of impairment since that date.

Impairment of Other Long-Lived Assets

We review our other long-lived assets, including our finite lived intangible and property, buildings and equipment, for impairment if a significant event occurs or circumstances indicate that the assets may not be recoverable by comparing the carrying values of the assets with their estimated future undiscounted cash flows. In reviewing for impairment of our other long-lived assets, we review the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by discounted cash flow analysis, giving consideration to recent operating performance and pricing trends. At December 31, 2014, we believe the carrying values of our other long-lived assets are recoverable.

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

Results of Operations

	Year ended December 31,
	2014	%	2013	%	Inc/(dec)	% Chg

Resort Revenues	$35,934,855	100.0%	$36,741,875	100.0%	$(807,020)	-2.2%
Costs and Expenses:
Operating costs and expenses	16,395,812	45.6%	16,219,038	44.1%	176,774	1.1%
General and administrative	19,290,919	53.7%	18,116,254	49.3%	1,174,665	6.5%
Depreciation and amortization	2,234,075	6.2%	3,226,980	8.8%	(992,905)	-30.8%
Total costs and expenses	37,920,806	105.5%	37,562,272	102.2%	358,534	1.0%
Loss before interest	(1,985,951)	-5.5%	(820,397)	-2.2%	(1,165,554)	142.1%
Interest (expense), net	(35,445)	-0.1%	(14,991)	0.0%	(20,454)	-136.4%
Net loss	$(2,021,396)	-5.6%	$(835,388)	-2.3%	$(1,186,008)	-142.0%

We saw an increase of 13.4% in our Transient market and our Golf segment remained flat. Our Group travel market, however, has decreased 6.2% year over year as certain groups rotate their destinations. With the loss in the group market segment, we also experienced a decline in our ancillary revenues.

Total overall costs and expenses were relatively flat in 2014. Notwithstanding this, depreciation and amortization declined because a significant intangible asset was fully amortized at December 31, 2013 and general and administrative expenses increased because of additional spending for sales and marketing. Also, our cost containment programs have continued to minimize operating expenses and costs (which would have shown a decline in 2014 absent a 9% increase in utilities and the inclusion of a mediation settlement of $350,000).

We believe that as long as the overall U.S. economy continues to improve, and more specifically the lodging sector, our results will show improvement in the future, although there is no assurance that this will in fact happen.

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

We evaluate the validity of our conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under examination. Our member files income tax returns in the U.S. federal jurisdiction and the State of Virginia. We remain subject to examination by tax authorities for the last 3 years.

Liquidity and Capital Resources

Our reported net loss in 2014 increased $1,186,008 to $2,021,396 over the same period last year. Revenues year over year remained relatively flat. $2,584,075 of our expenses in 2014 were attributable to depreciation and the aforementioned recording of a mediation settlement. Adjusting for these expenses, actual operating profits were $562,679. Our operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by cash on hand at December 31, 2014, cash generated by the Resort’s operations and funding from our sole member or affiliates’ current cash reserves.

The operation of the Resort is not considered to be dependent on any individual or small group of customers; accordingly, the loss of any such individual or group of customers would not have a material adverse effect on the Company’s business or financial condition.

Environmental Matters

None

Off Balance Sheet Arrangements

As of December 31, 2014, we have no unconsolidated subsidiaries.

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

See Financial Statements starting on page 13.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2014, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

Management’s Report Internal Controls Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on the assessment, management concluded that, as of December 31, 2014, the Company’s internal controls over financial reporting were effective.

This annual report does not include an attestation report of the Company’s registered certified public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information about our executive officers:

Name	Age	Position
Prem Devadas	57	Manager
Dale Pelletier	55	CFO, Salamander Hospitality LLC

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the year ended December 31, 2014 and 2013 to our executive officers.

Name and Principal Position		Salary and Commission	Bonus	Other Annual Compensation	All Other Compensation
Prem Devadas	2014	$—	$—	$—	$—
Manager (1)	2013	$—	$—	$—	$—
Dale Pelletier	2014	$—	$—	$—	$—
Chief Financial Officer (1)	2013	$—	$—	$—	$—

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

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid the Company approximately $384,067 and $466,100 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2014 and 2013, respectively.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums which were acquired from the former owner. Its condominiums participated in the Rental Pool under the MLA in the same manner as all other Rental Pool participants.

At December 31, 2014 and 2013, the Company had amounts due from affiliates of $51,165 and $269,129 respectively, which are non-interest bearing and are due on demand.

Golf Host Securities, Inc. is an on-site real estate broker/dealer for the resale of the Resort’s condominium units owned by Salamander Farms, LLC. Approximately $31,000 was paid to the Company for rent and related accounting services for the years ended December 31, 2014 and 2013.

(c)	Indebtedness of Management

None.

(d)	Transactions with Promoters

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Kingery & Crouse, PA (“Kingery & Crouse”) served as our independent registered public accounting firm for the year ended December 31, 2013. In 2014, Frazier & Deeter, LLC (“Frazier & Deeter”) acquired substantially all of the assets and business of the Company’s previous registered independent public accounting firm, Kingery & Crouse, PA. As a result, the Company dismissed Kingery & Crouse as its registered independent public accounting firm and engaged Frazier & Deeter. The decisions to dismiss Kingery & Crouse and engage Frazier & Deeter was approved by the Audit Committee of the Company.

The following fees were incurred from Kingery & Crouse and Frazier & Deeter for services related to the years ended December 31, 2014 and 2013.

Audit Fees: $66,000 for each of the fiscal years ended December 31, 2014 and 2013, respectively, for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

Audit-Related Fees: None.

Tax Fees: None.

All other fees: None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements and exhibits filed as part of this annual report on Form 10-K are listed on pages 13 and 35, and are incorporated herein by reference.

12

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Sole Member and Manager

Salamander Innisbrook, LLC

Palm Harbor, Florida

We have audited the accompanying balance sheet of Salamander Innisbrook, LLC (the “Company”) as of December 31, 2014, and the related statements of operations and changes in member’s equity, and of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Frazier & Deeter, LLC

Frazier & Deeter, LLC

Tampa, FL

April 15, 2015

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Sole Member and Manager of Salamander Innisbrook, LLC:

We have audited the accompanying balance sheets of Salamander Innisbrook, LLC (the “Company”) as of December 31, 2013 and the related statements of operations and changes in member’s equity, and of cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Kingery & Crouse, P.A.

Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, FL

March 25, 2014

SALAMANDER INNISBROOK, LLC

BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013

Assets
Current assets:
Cash	$1,063,338	$1,795,042
Accounts receivable, net	1,587,499	1,813,644
Inventories and supplies	760,389	805,072
Prepaid expenses and other	715,972	833,893
Total current assets	4,127,198	5,247,651

Property, buildings and equipment, net	35,577,286	37,222,588
Intangibles, net	4,330,001	4,330,001
Due from affiliates	51,165	-
Deposits and other assets	262,142	267,509
Total assets	$44,347,792	$47,067,749

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$1,909,907	$1,673,842
Accrued liabilities	2,079,632	3,008,664
Deferred revenue	2,824,369	2,313,852
Due to affiliates	-	269,129
Total current liabilities	6,813,908	7,265,487

Deferred revenue	1,215,180	952,107

Total liabilities	8,029,089	8,217,594

Commitments and Contingencies (Notes 8 and 9)

Member's equity	36,318,703	38,850,155
Total liabilities and member’s equity	$44,347,792	$47,067,749

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

For the Years Ended December 31, 2014 and 2013

	2014	2013

Resort revenues	$35,934,855	$36,741,875

Costs and expenses:
Hotel	4,078,926	3,888,294
Food and beverage	7,572,809	7,593,326
Golf	2,970,085	2,879,500
Other	1,773,992	1,857,918
General and administrative	19,290,919	18,116,254
Depreciation and amortization	2,234,075	3,226,980
Total costs and expenses	37,920,806	37,562,272

Operating loss	(1,985,951)	(820,397)

Interest income (expense), net	(35,445)	(14,991)

Net loss	(2,021,396)	(835,388)

Member's equity, beginning of period	38,850,155	41,581,466
Member's distributions	(510,056)	(1,895,923)
Member's equity, end of period	$36,318,703	$38,850,155

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014 and 2013

	2014	2013

Cash flows from operating activities:
Net loss	$(2,021,396)	$(835,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	2,281	115
Depreciation and amortization	2,234,076	3,226,980
Deposits and other assets	5,367	18,092
Other changes in operating assets and liabilities	146,798	304,988
Net cash provided by operating activities	367,126	2,714,787

Cash flows from investing activities:
Purchases of property and equipment	(588,774)	(609,724)
Net cash used in investing activities	(588,774)	(609,724)

Cash flows from financing activities:
Member distributions	(510,056)	(1,895,923)

Net change in cash	(731,704)	209,140

Cash, beginning of period	1,795,042	1,585,902
Cash, end of period	$1,063,338	$1,795,042

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,445	$14,991

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

1.  Nature of Business

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”), together with our affiliates, Salamander Innisbrook Securities, LLC, and Salamander Innisbrook Condominium, LLC owns and operates the Innisbrook Resort and Golf Club (the “Resort”).

The Company controls and operates the Rental Pool Lease Operations (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 418 units or 520 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

2.  Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements include our belief that long-lived assets, including intangibles, are recoverable, and that our estimates of the average lives of memberships, from which we base our revenue recognition, are reasonable. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term. Future results could be materially affected if actual results differ from these estimates and assumptions.

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

Liquidity – The Company believes that cash on hand, cash available from operations and funding available from its sole member or affiliates’ current cash reserves will be sufficient to fund its operations in 2015.

Revenue Recognition and Deferred Revenue - Revenue from rooms, green fees, food and beverage sales and other merchandise sales are generally recognized at the time of sale. Membership dues and annual fees are recognized ratably over the applicable period. The following table sets forth the percentage of the Resort’s total revenues attributable to the categories listed for the years ended December 31, 2014 and 2013.

	2014	2013
Revenues
Rental pool revenues	27.1%	26.1%
Resort facilities and other resort revenue	72.9%	73.9%
Total	100.0%	100.0%

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

The Company’s management reviews accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be doubtful is included in the allowance for doubtful accounts. The balance in the allowance for doubtful accounts was $44,394 and $63,641 as of December 31, 2014 and 2013, respectively. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

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

Intangibles - The Company evaluates intangible assets for impairment annually or earlier if a significant event occurs or circumstances indicate that the assets may not be recoverable. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant negative industry or economic trends. During the fourth quarter of 2014, the Company completed its annual intangible impairment assessment, and based on the results, the Company determined that no impairment of intangible assets existed at December 31, 2014.

Advertising - Advertising costs are expensed as incurred and amounted to $473,100 and $412,200 for the years ended December 31, 2014 and 2013, respectively.

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

We evaluate the validity of our conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood  of a tax position’s sustainability under examination.  Our member files income tax returns in the U.S. federal jurisdiction and the State of Virginia. At December 31, 2014, we do not believe that any uncertain tax positions exist. We remain subject to examination by tax authorities for the last 3 years.

Recently Issued Accounting Pronouncements - The Financial Accounting Standards Board has recently issued several Financial Accounting Standards. The Company has determined that none of these standards will have a material impact on its financial statements.

3.  Accounts Receivable

Accounts receivable consist of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Trade accounts receivable	$1,554,626	$1,718,605
Other receivables	77,267	158,680
Less allowance for bad debts	(44,394)	(63,641)
	$1,587,499	$1,813,644

Other receivables include related party receivables of approximately $77,000 and $85,000 due from Innisbrook Condominium Association and $ 0 and $30,400 due from the Lessors’ Advisory Committee at December 31, 2014 and 2013, respectively.

4.  Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Land and land improvements	$16,998,660	$16,911,879
Buildings	25,460,387	25,306,395
Furniture, fixtures and equipment	8,802,853	8,454,852
Contruction in progress	-	-
	51,261,900	50,673,126
Less accumulated depreciation	(15,684,614)	(13,450,538)
	$35,577,286	$37,222,588

Depreciation expense was approximately $2,234,100 and $2,154,600 for the years ended December 31, 2014 and 2013, respectively.

5.  Intangibles

Intangible assets represent the value of the following contractual relationships acquired in connection with the acquisition of the Resort. The intangible assets are being amortized over the specific term or benefit period of each related contract.

As discussed in Note 10, a letter of agreement was entered into on September 10, 2009 extending the term of the Rental Pool MLA an additional two years through December 31, 2013. As a result, the Company determined that the remaining useful life of the intangible asset derived from the Rental Pool MLA was also extended an additional two years, and effective September 10, 2009, the remaining carrying amount of this intangible asset was amortized over the extended term and was fully amortized as of December 31, 2013. The balance of the intangible assets and their respective amortization periods were as follows for both December 31, 2014 and 2013:

Intangible Assets	Amortization Period	December 31,

Water Contract	None since renewable in perpetuity	$2,030,000
Rental Pool	Fully amortized as of December 31, 2013	-
Trade Name	None since renewable in perpetuity	2,300,001
		4,330,001

Amortization expense amounted to approximately $0 and $1,072,400 for the years ended December 31, 2014 and 2013, respectively.

6.  Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2014 and 2013:

	2014	2013
Rental pool lease distribution payable	$743,753	$617,487
Accrued payroll costs	769,442	1,418,967
Other	566,437	972,210
	$2,079,632	$3,008,664

7.  Leases

On November 1, 2011, we entered into a master lease agreement with Agricredit-Acceptance, LLC for vehicles by Club Car, LLC. The agreement provides for two leases for golf carts and utility vehicles, with payments commencing in January 2013. The term of each lease is 48 months and the monthly lease payments are approximately $20,700 and $11,100, respectively. Lease expense amounted to approximately $381,600 for the years ended December 31, 2014 and 2013.

During the fourth quarter of 2014, the Company entered into a master lease agreement with PNC Equipment Finance, LLC for the lease of golf course equipment totaling $2,175,507. We did not record a liability as of December 31, 2014 as we are awaiting delivery of the equipment in 2015.

Future minimum lease payments under these leases are approximately as follows:

	2015	2016	2017	2018	2019	Thereafter
Operating
Golf & utility carts leases	$228,420
Capital
Grounds equipment leases	$195,325	234,390	234,390	234,390	234,390	39,064

	$423,745	$234,390	$234,390	$234,390	$234,390	$39,064

8.  Commitments and Contingencies

Claims and Lawsuits

The Company is involved in litigation in the ordinary course of business.. In the opinion of the Company’s management, the effect of these claims is not material to the Company’s financial condition and results of operations.

At December 31, 2014 and 2013, the Company we were involved in certain mediation with our former insurance carrier who was requesting that we reimburse them certain monies that they paid in 2010 to settle certain claims asserted against us. On January 16, 2015, the Company entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually release and resolve all disputes. The Company has agreed to provide a credit to be used over a three-year period commencing March 1, 2015 through March 1, 2018. The credit will be divided equally among the three-year period with no rollover of unused amounts from one year to another. We estimated the value of our liability to be approximately $350,000 and recorded the liability of $350,000 as of December 31, 2014.

Benefit Plans

The Company sponsors a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of the contributions of each employee. The Company made matching contributions of approximately $179,900 and $164,700 for the years ended December 31, 2014 and 2013, respectively.

9.  Rental Pool Operations

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

10.  Related Party Transactions

We paid management fees to an affiliate of approximately $1,078,000 and $1,102,400 for the years ended December 31, 2014 and 2013, respectively. These fees are included in general and administrative expenses in the Statements of Operations.

At December 31, 2014 and 2013, the amounts due (to)/from amounted for $51,164 and $(269,129), respectively, which are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us approximately $384,100 and $466,100 as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies during the years ended December 31, 2014 and 2013, respectively. These reimbursements are included in general and administrative expenses in the Statements of Operations.

RENTAL POOL LEASE OPERATION—HISTORICAL SUMMARY

The following financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the years ended December 31, 2014 and 2013.

The operation of the Rental Pool is tied closely to the Resort operations. The Rental Pool Master Lease Agreements provide for a quarterly distribution of a percentage of the Resort’s room revenues to participating condominium owners (“Participants”), as defined in the agreements (see Note 1 of the Rental Pool Lease Operation financial statements). Because the Rental Pool participants share in a percentage of the Resort’s room revenues, the condominium units allowing Rental Pool participation are deemed to be securities. However, there is no market for such securities other than the normal real estate market. Since the security is real estate, no dividends have been paid or will be paid.

The Resort is a single-member limited liability company, wholly owned by Salamander Farms, LLC. There is no established market for the Resort’s membership interests.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Sole Member and Manager of

Salamander Innisbrook, LLC and

the Lessors of the Innisbrook Rental Pool Lease Operation

Palm Harbor, Florida

We have audited the accompanying balance sheets (of the Distribution Fund and the Maintenance Escrow Fund) of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) as of December 31, 2014, and the related statements of operations for the Distribution Fund and changes in participants’ fund balances for both such funds for the year then ended. These financial statements are the responsibility of the Rental Pool’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation as of December 31, 2014, and the results of its operations and changes in the participants’ fund balances for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Frazier & Deeter, LLC

Frazier & Deeter, LLC

Tampa, FL

April 14, 2015

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Sole Member and Manager of Salamander Innisbrook, LLC and

the Lessors of the Innisbrook Rental Pool Lease Operation:

We have audited the accompanying balance sheets (of the Distribution Fund and the Maintenance Escrow Fund) of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) as of December 31, 2013, and the related statements of operations for the Distribution Fund and changes in participants’ fund balances for both such funds for the year then ended. These financial statements are the responsibility of the Rental Pool’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation as of December 31, 2013 and the results of its operations and changes in the participants’ fund balances for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Kingery & Crouse, P.A.

Kingery & Crouse P.A.
Certified Public Accountants
Tampa, FL

March 25, 2014

Innisbrook Rental Pool Lease Operation

Balance Sheets - Distribution Fund

December 31, 2014 and 2013

	2014	2013

ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	$736,445	$617,487
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	494	543
	$736,939	$618,030

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$736,939	$618,030
	$736,939	$618,030

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheets - Maintenance Escrow Fund

December 31, 2014 and 2013

	2014	2013

ASSETS

CASH	$227,980	$258,991
CASH EQUIVALENTS	600,000	840,000
RECEIVABLE FROM DISTRIBUTION FUND	-	-
INTEREST RECEIVABLE	5,641	5,809
	$833,621	$1,104,800

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$44,794	$58,698
INTEREST PAYABLE TO DISTRIBUTION FUND	494	543
TOTAL LIABILITIES	45,288	59,241

CARPET CARE RESERVE	44,158	54,984
PARTICIPANTS' FUND BALANCES	744,175	990,575
	$833,621	$1,104,800

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS - DISTRIBUTION FUND

For the Years Ended December 31, 2014 and 2013

	2014	2013

GROSS REVENUES	$9,743,962	$9,580,828

DEDUCTIONS:
Agents' commissions	332,686	303,682
Credit card fees	308,169	269,693
Audit fees	60,000	60,000
Uncollectible/model room rents	4,351	2,515
Linen replacements	76,096	124,790
Rental pool complimentary fees	25,463	27,090
	806,765	787,770

ADJUSTED GROSS REVENUES	8,937,197	8,793,058

AMOUNT RETAINED BY LESSEE	(5,362,318)	(5,275,835)

GROSS INCOME DISTRIBUTION	3,574,879	3,517,223

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(6,296)	(6,009)
Miscellaneous pool adjustments	(428)	675
Corporate complimentary occupancy fees	8,236	11,786
Occupancy fees	(1,218,949)	(1,232,846)
Advisory Committee expenses	(126,195)	(128,694)

NET INCOME DISTRIBUTION	2,231,247	2,162,135

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	1,218,949	1,232,846
Hospitality suite fees	1,607	3,455
Associate room fees	52,087	36,505

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$3,503,890	$3,434,941

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

Statement of Changes in Participants’ Fund Balances - Distribution Fund

For the Year Ended December 31, 2014 and 2013

	Year ended December 31,
	2014	2013

BALANCE, beginning of period	$-	$-

ADDITIONS:
Amounts available for distribution	3,503,890	3,434,940
Interest received or receivable from Maintenance Escrow Fund	1,742	3,047
REDUCTIONS:
Amounts accrued or paid to participants	(3,505,632)	(3,437,987)
BALANCE, end of period	$-	$-

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

Statements of Changes in Participants’ Fund Balances - Maintenance Escrow Fund

For the Year Ended December 31, 2014 and 2013

	2014	2013

BALANCE, beginning of period	$990,575	$1,349,272

ADDITIONS:
Amounts withheld from occupancy fees	-	-
Charges to participants to establish or restore escrow balances	373,848	441,248
REDUCTIONS:
Maintenance charges	(531,555)	(753,874)
Refunds to participants as prescribed by the master lease agreements	(88,693)	(46,071)
BALANCE, end of period	$744,175	$990,575

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

December 31, 2014 and 2013

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

Under the new Agreement, the Resort pays the Participant quarterly distributions equal to 40% of the Adjusted Gross Revenues on the first $10 million of Adjusted Gross Revenues; 45% between $10 million and $11 million and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

Under the terms of the Agreement, each owner may elect to participate in the Rental Pool for the following year by signing and executing an Annual Lease Agreement (the “ALA”).

Nature of Accounts and Fund Balances - The Rental Pool consists of the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund’s balance sheet primarily reflects amounts receivable from the Company for the Rental Pool distribution payable to Participants and amounts due to Participants and/or the Maintenance Escrow Fund. The operations of the Distribution Fund reflect the calculation of pooled earnings, management fees and adjustments, as defined.

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

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. Beginning in 2011, by mutual agreement between the LAC and the Resort, until it is determined that the fund requires replenishment, both the occupancy fee (Paragraph 7.3 of the MLA) and the carpet care reserve (Paragraph 1.6 of the MLA) deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreements for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $10,800 and $6,800 for the years ended December 31, 2014 and 2013, respectively.

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

Certificates of Deposit - The LAC invests amounts maintained in the maintenance escrow fund primarily in certificates of deposit held with various financial institutions. As of December 31, 2014, the certificates earned interest at rates ranging from .15% to .6% and have maturities ranging from four to twelve months. As of December 31, 2014 and 2013, accrued interest earned amounted to approximately $2,000 and $3,000 and is included in the accompanying financial statements of the maintenance escrow fund. At December 31, 2014 and 2013, the cost of these investments approximates fair value.

Revenue Recognition - Revenue from Resort operations is recognized as the related service is performed.

Accounts Receivable - Receivables are presented net of any allowances for uncollectible amounts. All receivable balances reflected in the accompanying financial statements as of December 31, 2014 and 2013 were collected in subsequent periods. As such, an allowance for doubtful accounts is not considered necessary as of December 31, 2014 and 2013.

Use of Estimates - The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions which affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements. The reported revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

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

The Rental Pool and trustees of the Trust have evaluated their tax positions and have determined that no provision or liability for income taxes is necessary. Conclusions regarding uncertain tax positions are evaluated on an annual basis to determine if facts or circumstances have arisen that might cause a change in judgment regarding the likelihood of a tax position’s sustainability under examination.  At December 31, 2014, the Innisbrook Rental Pool Trust believes that no uncertain tax positions exist.

NOTE 3 -   RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid Salamander Innisbrook, LLC approximately $384,100 and $466,100 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, accounts payable included in the accompanying balance sheets of the Maintenance Escrow Fund include approximately $33,000 and $50,500 respectively, payable to Salamander Innisbrook, LLC for such items.

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

SALAMANDER INNISBROOK, LLC

Date: April 15, 2015	By:	/s/ Prem Devedas
Prem Devedas
Manager (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devedas	Manager (Chief Executive Officer)	April 15, 2015

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2015

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.	Interactive data files formatted in XBRL (eXensible Business Reporting Language): (i) the Balance Sheets, (ii)the Statement of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Scheme Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

