Form 10-Q
period 2015-03-31
Salamander Innisbrook, LLC
filed 2015-05-15
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The Rental Pool operated by the Registrant has 517 condominium rental pool units owned by approximately 415 condominium owners as of March 31, 2015.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash	$2,750,341	$1,063,338
Accounts receivable, net	3,209,177	1,587,499
Inventories and supplies	820,271	760,389
Prepaid expenses and other	762,435	715,972
Total current assets	7,542,224	4,127,198

Property, buildings and equipment, net	37,164,856	35,577,286
Intangibles, net	4,330,001	4,330,001
Due from affiliates	-	51,165
Deposits and other assets	262,380	262,142
Total assets	$49,299,461	$44,347,792

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$1,723,250	$1,909,907
Accrued liabilities	3,225,694	2,079,632
Deferred revenue	2,773,222	2,824,369
Current portion - capital leases	390,168	-
Due to affiliates	328,572	-
Total current liabilities	8,440,906	6,813,908

Deferred revenue	1,166,221	1,215,180
Capital leases net of current portion	1,617,845	-

Total liabilities	11,224,972	8,029,089

Commitments and Contingencies (Notes 5 and 7)

Member's equity	38,074,489	36,318,703
Total liabilities and member’s equity	$49,299,461	$44,347,792

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended March 31,
	2015	2014

Resort revenues	$15,528,058	$12,686,698

Costs and expenses:
Operating costs and expenses	5,479,824	4,805,935
General and administrative	6,514,778	5,802,071
Depreciation	526,519	530,881
Total costs and expenses	12,521,121	11,138,887

Operating income	3,006,937	1,547,811

Interest income (expense), net	(15,194)	(16,586)

Net income	2,991,743	1,531,225

Member's equity, beginning of period	36,318,703	38,850,155
Member's distributions	(1,235,957)	(2,140)
Member's equity, end of period	$38,074,489	$40,379,240

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$2,991,743	$1,531,225
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for bad debts	24,583	1,480
Depreciation	526,518	530,880
Deposits and other assets	(238)	2,934
Other changes in operating assets and liabilities	(513,571)	(1,644,334)
Net cash provided by operating activities	3,029,035	422,185

Cash flows from investing activities:
Purchases of property and equipment	(106,075)	(154,673)
Net cash used in investing activities	(106,075)	(154,673)

Cash flows from financing activities:
Member distributions	(1,235,957)	(2,140)
Net cash used in financing investing activities	(1,235,957)	(2,140)

Net change in cash	1,687,003	265,372

Cash, beginning of period	1,063,338	1,795,042
Cash, end of period	$2,750,341	$2,060,414

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,194	$16,586

Non-cash investing and financing activities:
Acquisition of equipment with capital leases	$2,008,913	$-

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

The Company controls and operates the Rental Pool Lease Operation (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 415 units or 517 hotel rooms participate at any given time). Pursuant to the new Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

Basis of presentation

The accompanying interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and  the instructions to Quarterly Report on Form 10-Q. Consequently, they do not include all disclosures normally provided in the audited financial statements included in our Company’s Annual Report on Form 10-K.  Accordingly, these condensed financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Note 2. Accounts Receivable

Accounts receivable consist of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Trade accounts receivable	$3,180,961	$1,554,626
Other receivables	66,220	77,267
Less allowance for bad debts	(38,004)	(44,394)
	$3,209,177	$1,587,499

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Land and land improvements	$16,998,660	$16,998,660
Buildings	25,460,387	25,460,387
Furniture, fixtures and equipment	10,916,941	8,802,853
Contruction in progress	-	-
	53,375,988	51,261,900
Less accumulated depreciation	(16,211,132)	(15,684,614)
	$37,164,856	$35,577,286

During the three months ended March 31, 2015, we acquired approximately $2.0 million of equipment under capital leases.

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

On January 16, 2015, the Company entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. The Company has agreed to provide a credit to be used over a three-year period commencing March 1, 2015 through March 1, 2018. The credit will be divided equally among the three-year period with no rollover of unused amounts from one year to another. We estimate the value of our liability to be approximately $350,000 and recorded the liability at both December 31, 2014 and March 31, 2015, as none of the credit was used during the three months ended March 31, 2015.

Note 6. Related Party Transactions

We incurred management fees to an affiliate of $465,383 and $380,675 for the three months ended March 31, 2015 and 2014, respectively. These fees are included in general and administrative expenses in the Condensed Statements of Operations.

At March 31, 2015 and December 31, 2014, amounts due (to)/ from affiliates were $(328,572) and $51,165, respectively, which balances are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $75,627 and $84,673 for the three months ended March 31, 2015 and 2014, respectively as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are reflected as reductions of general and administrative expenses in the Condensed Statements of Operations.

Note 7. Subsequent Event

On April 15, we entered into an agreement with a contractor for renovation of the Resort’s Copperhead Course. The total amount of the contract is approximately $3.8 million. The renovation began in April and is expected to be complete by October 2015.

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

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

DISTRIBUTION FUND

	March 31,	December 31,
	2015	2014
	(unaudited)

ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC
FOR DISTRIBUTION	$1,682,932	$736,445
INTEREST RECEIVABLE FROM MAINTENANCE
ESCROW FUND	456	494
	$1,683,388	$736,939

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$1,683,388	$736,939
	$1,683,388	$736,939

MAINTENANCE ESCROW FUND

ASSETS

CASH	$250,318	$227,980
CASH EQUIVALENTS	550,000	600,000
INTEREST RECEIVABLE	5,566	5,641
	$805,884	$833,621

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$39,253	$44,794
INTEREST PAYABLE TO DISTRIBUTION FUND	456	494
TOTAL LIABILITIES	39,709	45,288

CARPET CARE RESERVE	43,134	44,158
PARTICIPANTS' FUND BALANCES	723,041	744,175
	$805,884	$833,621

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(unaudited)

	Three months ended March 31,
	2015	2014

GROSS REVENUES	$4,543,751	$3,592,002

DEDUCTIONS:
Agents' commissions	132,141	116,579
Credit card fees	128,060	101,780
Audit fees	16,500	15,000
Linen replacements	33,939	13,060
Rental pool complimentary fees	10,079	7,197
	320,719	253,616

ADJUSTED GROSS REVENUES	4,223,032	3,338,386

AMOUNT RETAINED BY LESSEE	(2,533,819)	(2,003,031)

GROSS INCOME DISTRIBUTION	1,689,213	1,335,355

ADJUSTMENTS TO GROSS
INCOME DISTRIBUTION:
General pooled expense	(1,628)	(1,879)
Corporate complimentary
occupancy fees	3,625	3,641
Occupancy fees	(468,774)	(368,006)
Advisory Committee expenses	(28,361)	(29,206)

NET INCOME DISTRIBUTION	1,194,075	939,905

ADJUSTMENTS TO NET INCOME
DISTRIBUTION:
Occupancy fees	468,774	368,006
Hospitality suite fees	7,686	1,114
Associate room fees	12,397	15,876

AVAILABLE FOR DISTRIBUTION
TO PARTICIPANTS	$1,682,932	$1,324,901

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

DISTRIBUTION FUND

(unaudited)

	For the Three months ended March 31,
	2015	2014

BALANCE, beginning of period	$-	$-

ADDITIONS:
Amounts available for distribution	1,682,932	1,324,901
Interest received or receivable
from Maintenance Escrow Fund	456	515
REDUCTIONS:
Amounts accrued or paid
to participants	(1,683,388)	(1,325,416)
BALANCE, end of period	$-	$-

MAINTENANCE ESCROW FUND

	2015	2014

BALANCE, beginning of period	$744,175	$990,575

ADDITIONS:
Interest earned	-	-
Charges to participants to establish
or restore escrow balances	103,477	84,877
REDUCTIONS:
Maintenance charges	(105,891)	(112,205)
Interest accrued or paid to
Distribution Fund	-	-
Refunds to participants as
prescribed by the master lease
agreements	(18,720)	(55,939)
BALANCE, end of period	$723,041	$907,308

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Rental Pool Lease Operation

Basis of Accounting

The Rental Pool funds are accounted for using the accrual method of accounting.

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

The Rental Pool consists of the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund’s balance sheet primarily reflects amounts receivable from the Company for the Rental Pool distribution payable to Participants and amounts due to Participants for such distributions. The operations of the Distribution Fund reflect Participants’ earnings in the Rental Pool. The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed on behalf of Participants or due from the Distribution Fund to meet minimum escrow requirements, fund the carpet care reserve and maintain the interior of the units.

The LAC, subject to the restriction in the MLA, invests the Maintenance Escrow Fund on behalf of the Participants. Income earned on the investments of the Maintenance Escrow Funds is allocated proportionately to the respective Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. The funds are generally held in certificates of deposits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We operate Innisbrook Resort and Golf Club (the “Resort”) in Palm Harbor, Florida, containing 1,216 condominium units; all of which have been sold to third parties or to affiliates of the Company. 415 of the condominium units are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainders of the condominium units are owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities and administrative offices.

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

Results of operations for the three months ended March 31, 2015 and 2014 (unaudited)

	Three months ended March 31,
	2015	%	2014	%	Inc/(dec)	% Chg

Resort Revenues	$15,528,058	100.0%	$12,686,698	100.0%	$2,841,360	22.4%
Costs and Expenses:
Operating costs and expenses	5,479,824	35.3%	4,805,935	37.9%	673,889	14.0%
General and administrative	6,514,778	42.0%	5,802,071	45.7%	712,707	12.3%
Depreciation and amortization	526,519	3.4%	530,881	4.2%	(4,362)	-0.8%
Total costs and expenses	12,521,121	80.6%	11,138,887	87.8%	1,382,234	12.4%
Income before interest	3,006,937	19.4%	1,547,811	12.2%	1,459,126	94.3%
Interest (expense), net	(15,194)	-0.1%	(16,586)	0.1%	1,392	8.4%
Net income	$2,991,743	19.3%	$1,531,225	12.1%	$1,460,518	95.4%

During the first quarter 2015, Resort Revenues increased $2,841,360 or 22.4% as compared to the same period last year. The Group revenue increased 55.4% or $832,466 for the same period last year. The increase is due to a combination of repeat business moving from second to the first quarter and more significantly, new clientele in the Group segment. Our Transient market experienced a 14.0% or $155,003 increase over the same time last year. The Package segment was relatively flat to last year. The overall increase in occupied rooms, 23.9%, of our revenues flowed through our ancillary departments.

Cost and Expenses were well controlled during this period. General and Administrative had an increase in spending of 12.3% or $712,707, due to additional maintenance to the Copperhead Course in preparation for the Valspar tournament. Fixed costs were in line with the increased revenues as well as an increase in depreciation due to the acquiring of additional assets during this quarter.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and to select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These accounting policies have been described on our Annual Report on Form 10-K for the year ended December 31, 2014, and there have been no material changes during the three months ended March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer, have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2015, that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our operations, we are subject to claims and lawsuits. We do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

On January 16, 2015, the Company entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. The Company has agreed to provide a credit to be used over a three-year period commencing March 1, 2015 through March 1, 2018. The credit will be divided equally among the three-year period with no rollover of unused amounts from one year to another. We estimated the value of our liability to be approximately $350,000 and recorded the liability at December 31, 2014. There were no changes to this amount during the three months ended March 31, 2015 because none of the credit was used during the period.

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

SALAMANDER INNISBROOK, LLC (Registrant)

Date: May 15, 2015	/s/	Prem Devedas
Prem Devedas
Manager (Chief Executive Officer)

Date: May 15, 2015	/s/	Dale Pelletier
Dale Pelletier
Chief Financial Officer (Principal Financial and Accounting Officer)

