Form 10-Q
period 2015-06-30
Salamander Innisbrook, LLC
filed 2015-08-27
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The Rental Pool operated by the Registrant has 516 condominium rental pool units owned by approximately 422 condominium owners as of June 30, 2015.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash	$1,613,499	$1,063,338
Accounts receivable, net	1,071,814	1,587,499
Inventories and supplies	775,159	760,389
Prepaid expenses and other	505,649	715,972
Total current assets	3,966,121	4,127,198

Property, buildings and equipment, net	38,256,288	35,577,286
Intangibles, net	4,330,001	4,330,001
Due from affiliates	-	51,165
Deposits and other assets	262,171	262,142
Total assets	$46,814,581	$44,347,792

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$496,174	$1,909,907
Accrued liabilities	3,056,034	2,079,632
Deferred revenue	2,280,846	2,824,369
Current portion - capital leases	396,933	-
Due to affiliates	170,055	-
Total current liabilities	6,400,042	6,813,908

Deferred revenue	1,130,171	1,215,180
Capital leases net of current portion	1,527,807	-

Total liabilities	9,058,020	8,029,089

Commitments and Contingencies (Note 5)

Member's equity	37,756,561	36,318,703
Total liabilities and member’s equity	$46,814,581	$44,347,792

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Resort revenues	$9,003,170	$9,304,241	$24,531,228	$21,990,939

Costs and expenses:
Operating costs and expenses	4,055,782	4,283,713	9,535,606	9,089,648
General and administrative	4,760,317	4,812,727	11,275,095	10,614,798
Depreciation	489,053	531,649	1,015,572	1,062,530
Total costs and expenses	9,305,152	9,628,089	21,826,273	20,766,976

Operating income (loss)	(301,982)	(323,848)	2,704,955	1,223,963

Interest income (expense), net	(12,700)	(3,389)	(27,894)	(19,975)

Net income (loss)	(314,682)	(327,237)	2,677,061	1,203,988

Member's equity, beginning of period	38,074,489	40,379,240	36,318,703	38,850,155
Member's distributions	(3,246)	(503,182)	(1,239,203)	(505,322)
Member's equity, end of period	$37,756,561	$39,548,821	$37,756,561	$39,548,821

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$2,677,061	$1,203,988
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	24,583	1,510
Depreciation	1,015,572	1,062,531
Deposits and other assets	(29)	(8,214)
Other changes in operating assets and liabilities	(157,989)	(1,240,088)
Net cash provided by (used in) operating activities	3,559,198	1,019,727

Cash flows from investing activities:
Purchases of property and equipment	(1,635,331)	(215,856)
Cash used in investing activities	(1,635,331)	(215,856)

Cash flows from financing activities:
Repayment of capital lease obligations	(134,503)	-
Member distributions	(1,239,203)	(505,322)
Cash provided by (used in) financing investing activities	(1,373,706)	(505,322)

Net change in cash	550,161	298,549

Cash, beginning of period	1,063,338	1,795,042
Cash, end of period	$1,613,499	$2,093,591

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,894	$19,975

Non-cash investing and financing activities:
Acquisition of equipment with capital leases	$2,059,243	$-

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

The Company controls and operates the Rental Pool Lease Operation (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 414 units or 516 hotel rooms participate at any given time). Pursuant to the new Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

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

Note 2. Accounts Receivable

Accounts receivable consist of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Trade accounts receivable	$938,236	$1,554,626
Other receivables	160,573	77,267
Less allowance for bad debts	(26,995)	(44,394)
	$1,071,814	$1,587,499

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Land and land improvements	$16,998,660	$16,998,660
Buildings	25,460,388	25,460,387
Furniture, fixtures and equipment	10,970,149	8,802,853
Contruction in progress	1,527,277	-
	54,956,474	51,261,900
Less accumulated depreciation	(16,700,186)	(15,684,614)
	$38,256,288	$35,577,286

During the six months ended June 30, 2015, we acquired approximately $2.1 million of equipment under capital leases. We incurred $0 of depreciation expense for the three and six months ended June 30, 2015 for such equipment, as it has not yet been placed in service.

Note 4. Long-term Obligations

Leases, which transfer substantially all of the benefits and risks of ownership of property, are classified as capital leases. Assets and liabilities are recorded at amounts equal to the present value of the minimum lease payments at the beginning of the lease term. Interest expense relating to the lease liabilities is recorded to affect constant rates of interest over the terms of the leases. As mentioned above we entered in certain capital leases in 2015. Future payments under all capital leases, are as follows:

2015	2016	2017	2018	2019

$396,933	$433,331	$433,331	$433,331	$227,814

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

On January 16, 2015, the Company entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. The Company has agreed to provide a credit to be used over a three-year period commencing March 1, 2015 through March 1, 2018. The credit will be divided equally among the three-year period with no rollover of unused amounts from one year to another. We estimate the value of our liability to be approximately $350,000 and recorded the liability at December 31, 2014. During the second quarter ended June 30, 2015, this carrier utilized a substantial portion of the amount allocated for the first year.

On April 15, 2015, we entered into an agreement with a contractor for the restoration of the Resort’s Copperhead Course. The total amount of the contract is approximately $3.8 million of which we had paid approximately $2,211,125 at June 30, 2015. The restoration began in April and is expected to be complete by October, 2015. As of this reporting period construction is on schedule.

Note 6. Related Party Transactions

We incurred management fees to an affiliate of $270,593 and $279,160 for the three months ended and $735,976 and $659,835 for the six months ended June 30, 2015 and 2014, respectively. These fees are included in general and administrative expenses in the Condensed Statements of Operations.

At June 30, 2015 and December 31, 2014, amounts due (to)/ from affiliates were $(170,055) and $51,165, respectively, which balances are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $83,929 and $80,500 for the three months ended; and $159,556 and $165,173 for the six months ended June 30, 2015 and 2014, respectively, as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are included in general and administrative expenses in the Condensed Statements of Operations.

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

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

DISTRIBUTION FUND

	June 30,	December 31,
	2015	2014
	(unaudited)

ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	$893,156	$736,445
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	467	494
	$893,623	$736,939

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$893,623	$736,939
	$893,623	$736,939

MAINTENANCE ESCROW FUND

	June 30,	December 31,
	2015	2014
	(unaudited)

ASSETS

CASH	$225,075	$227,980
CASH EQUIVALENTS	550,000	600,000
INTEREST RECEIVABLE	5,450	5,641
	$780,525	$833,621

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$53,659	$44,794
INTEREST PAYABLE TO DISTRIBUTION FUND	467	494
TOTAL LIABILITIES	54,126	45,288

CARPET CARE RESERVE	40,975	44,158
PARTICIPANTS' FUND BALANCES	685,424	744,175
	$780,525	$833,621

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

GROSS REVENUES	$2,463,610	$2,474,148	$7,007,361	$6,066,150

DEDUCTIONS:
Agents' commissions	84,338	85,775	216,479	202,354
Credit card fees	69,589	69,832	197,649	171,612
Audit fees	16,500	15,000	33,000	30,000
Linen replacements	19,312	27,577	53,251	40,637
Uncollected room rents	4,362	3,894	4,362	3,894
Rental pool complimentary fees	7,363	6,272	17,442	13,469
	201,464	208,350	522,183	461,966

ADJUSTED GROSS REVENUES	2,262,146	2,265,798	6,485,178	5,604,184

AMOUNT RETAINED BY LESSEE	(1,357,288)	(1,359,479)	(3,891,107)	(3,362,510)

GROSS INCOME DISTRIBUTION	904,858	906,319	2,594,071	2,241,674

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(1,475)	(1,423)	(3,103)	(3,302)
Miscellaneous pool adjustments	-	(412)	-	(412)
Corporate complimentary occupancy fees	3,481	1,573	7,105	5,214
Occupancy fees	(332,383)	(313,932)	(785,467)	(681,938)
Advisory Committee expenses	(30,432)	(33,622)	(58,793)	(62,828)

NET INCOME DISTRIBUTION	544,049	558,503	1,753,813	1,498,408

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	332,383	313,932	785,467	681,938
Hospitality suite fees	897	493	8,584	1,607
Associate room fees	15,827	13,818	28,224	29,694

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$893,156	$886,746	$2,576,088	$2,211,647

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

(unaudited)

DISTRIBUTION FUND

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

BALANCE, beginning of period	$-	$-	$-	$-

ADDITIONS:
Amounts available for distribution	893,156	886,746	2,576,088	2,211,647
Interest received or receivable from Maintenance Escrow Fund	467	373	923	888
REDUCTIONS:
Amounts accrued or paid to participants	(893,623)	(887,119)	(2,577,011)	(2,212,535)
BALANCE, end of period	$-	$-	$-	$-

MAINTENANCE ESCROW FUND

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

BALANCE, beginning of period	$723,041	$907,308	$744,175	$990,575

ADDITIONS:
Charges to participants to establish or restore escrow balances	86,678	78,544	190,155	163,421
REDUCTIONS:
Maintenance charges	(121,063)	(118,530)	(224,734)	(230,735)
Member accounts & miscellaneous	(383)	-	(2,603)	-
Refunds to participants as prescribed by the master lease agreements	(2,849)	(9,896)	(21,569)	(65,835)
BALANCE, end of period	$685,424	$857,426	$685,424	$857,426

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Rental Pool Lease Operation

Basis of Accounting

The Rental Pool funds are accounted for using the accrual method of accounting

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

The Rental Pool consists of condominiums at the Resort which are leased by the Company from their owners and used as hotel accommodations for the Resort. The Master Lease Agreement (“MLA”) provides that on an annual basis each owner (the “Participant”) may elect to participate in the Rental Pool for the following year by signing an Annual Lease Agreement (“ALA”). Any condominium unit owner who does not sign the ALA is not permitted to participate in the Rental Pool for such year. Under the MLA, the Resort pays the Participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million of Adjusted Gross Revenues; 45% between $10 million and $11 million and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

The Lessors’ Advisory Committee (“LAC”) consists of nine Participants who are elected by the Participants to advise the Company of Rental Pool Matters and to negotiate amendments to the ALA and MLA.

The Rental Pool consists of the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund’s balance sheet primarily reflects amounts receivable from the Company for the Rental Pool distribution payable to Participants and amounts due to Participants for such distribution. The operations of the Distribution Fund reflect Participants’ earnings in the Rental Pool. The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed on behalf of Participants or due from the Distribution Fund to meet minimum escrow requirements, fund the carpet care reserve and maintain the interior of the units.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We operate Innisbrook Resort and Golf Club (the “Resort”) in Palm Harbor, Florida, containing 1,216 condominium units; all of which have been sold to third parties or to affiliates of the Company. 516 of the condominium units are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainders of the condominium units are owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities and administrative offices.

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

Results of operations for the three months ended June 30, 2015 and 2014 (unaudited)

	Three months ended June 30,
	2015	%	2014	%	Inc/(dec)	% Chg

Resort Revenues	$9,003,170	100.0%	$9,304,241	100.0%	$(301,071)	-3.2%
Costs and Expenses:
Operating costs and expenses	4,055,782	45.0%	4,283,713	46.0%	(227,931)	-5.3%
General and administrative	4,760,317	52.9%	4,812,727	51.7%	(52,410)	-1.1%
Depreciation and amortization	489,053	5.4%	531,649	5.7%	(42,596)	-8.0%
Total costs and expenses	9,305,152	103.4%	9,628,089	103.5%	(322,937)	-3.4%
Loss before interest	(301,982)	-3.4%	(323,848)	-3.5%	21,866	-6.8%
Interest (expense), net	(12,700)	-0.1%	(3,389)	0.0%	(9,311)	-274.7%
Net loss	$(314,682)	-3.5%	$(327,237)	-3.5%	$12,555	-3.8%

During the second quarter 2015, Resort Revenues decreased $(301,071) or 3.2% as compared to the same period last year. The Group revenue experienced the greatest decrease in market segments, 67.6% or $1,577,918 for the same period last year. Our Transient market was relatively flat over the same time last year. The Package segment was down 38% which was anticipated with the Copperhead course down for renovation.

Operating costs and expenses were in line with the decreased revenues during this period. General and Administrative expenses were down a percentage point. Depreciation expense continues to decline as older assets are now fully depreciated, and because the largest amount of additions are still in construction in process or have not yet been placed in service and were therefore not depreciated. Our interest expense has increased over last year due to the capital leases acquired during this period.

Results of operations for the six months ended June 30, 2015 and 2014 (unaudited)

	Six months ended June 30,
	2015	%	2014	%	Inc/(dec)	% Chg

Resort Revenues	$24,531,228	100.00%	$21,990,939	100.00%	$2,540,289	11.6%
Costs and Expenses:
Operating costs and expenses	9,535,606	38.87%	9,089,648	41.33%	445,958	4.9%
General and administrative	11,275,095	45.96%	10,614,798	48.27%	660,297	6.2%
Depreciation and amortization	1,015,572	4.14%	1,062,530	4.83%	(46,958)	-4.4%
Total costs and expenses	21,826,273	88.97%	20,766,976	94.43%	1,059,297	5.1%
Income before interest	2,704,955	11.03%	1,223,963	5.57%	1,480,992	121.0%
Interest expense, net	(27,894)	-0.11%	(19,975)	-0.09%	(7,919)	-39.6%
Net income	$2,677,061	10.91%	$1,203,988	5.47%	$1,473,073	122.3%

For the six months ended June 30, 2015, our revenue increased $2,540,289 or 11.6% over the same time last year. This is consistent with the strong first quarter result. Operating costs and expenses are lower as a percentage of revenue due to operating efficiencies. Operating costs continues to run higher than last year due to the increase in course maintenance incurred during the first quarter. General and administrative cost are up due to increased distribution to our Rental Pool participants. Depreciation expense continues to decline as older assets are not fully depreciated, and because the larger amount of additions are still in construction in process or have not yet been placed in service.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and to select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These accounting policies have been described on our Annual Report on Form 10-K for the year ended December 31, 2014, and there have been no material changes during the three or six months ended June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer, have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2015, that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our operations, we are subject to claims and lawsuits. We do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

On January 16, 2015, the Company entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. The Company has agreed to provide a credit to be used over a three-year period commencing March 1, 2015 through March 1, 2018. The credit will be divided equally among the three-year period with no rollover of unused amounts from one year to another. We estimate the value of our liability to be approximately $350,000 and recorded the liability at December 31, 2014. During the second quarter ended June 30, 2015, this carrier utilized a substantial portion of the amount allocated for the first year.

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

SALAMANDER INNISBROOK, LLC
(Registrant)

Date: August 27, 2015	/s/ Prem Devedas
Prem Devedas
Manager
(Chief Executive Officer)

Date: August 27, 2015	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer (Principal Financial and Accounting Officer)

