Form 10-Q
period 2015-09-30
Salamander Innisbrook, LLC
filed 2015-11-16
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The Rental Pool operated by the Registrant has 514 condominium rental pool units owned by approximately 421 condominium owners as of September 30, 2015.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash	$707,831	$1,063,338
Accounts receivable, net	810,303	1,587,499
Inventories and supplies	741,964	760,389
Prepaid expenses and other	1,241,623	715,972
Total current assets	3,501,721	4,127,198

Property, buildings and equipment, net	40,031,099	35,577,286
Intangibles, net	4,330,001	4,330,001
Due from affiliates	-	51,165
Deposits and other assets	269,983	262,142
Total assets	$48,132,804	$44,347,792

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$1,486,669	$1,909,907
Accrued liabilities	3,173,659	2,079,632
Deferred revenue	2,694,607	2,824,369
Current portion - capital leases	399,005	-
Due to affiliates	425,766	-
Total current liabilities	8,179,706	6,813,908

Deferred revenue	1,041,671	1,215,180
Capital leases net of current portion	1,427,267	-

Total liabilities	10,648,644	8,029,089

Commitments and Contingencies (Note 4)

Member's equity	37,484,160	36,318,703
Total liabilities and member’s equity	$48,132,804	$44,347,792

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Resort revenues	$5,138,030	$5,336,298	$29,669,258	$27,327,237

Costs and expenses:
Operating costs and expenses	3,276,817	3,190,902	12,812,423	12,282,550
General and administrative	3,919,959	3,925,550	15,195,054	14,540,348
Depreciation	650,434	526,519	1,666,006	1,587,049
Total costs and expenses	7,847,210	7,642,971	29,673,483	28,409,947

Operating (loss)	(2,709,180)	(2,306,673)	(4,225)	(1,082,710)

Interest expense, net	(16,961)	(3,410)	(44,855)	(23,385)

Net (loss)	(2,726,141)	(2,310,083)	(49,080)	(1,106,095)

Member's equity, beginning of period	37,756,561	39,548,821	36,318,703	38,850,155
Member's contributions/(distributions), net	2,453,740	(1,799)	1,214,537	(507,121)
Member's equity, end of period	$37,484,160	$37,236,939	$37,484,160	$37,236,939

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2015	2014

Cash flows from operating activities:
Net (loss)	$(49,080)	$(1,106,095)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Provision for bad debts	24,583	1,570
Depreciation	1,666,006	1,589,050
Deposits and other assets	(7,841)	5,307
Other changes in operating assets and liabilities	1,089,835	(520,956)
Net cash provided by (used in) operating activities	2,723,503	(31,124)

Cash flows from investing activities:
Purchases of property and equipment	(4,060,576)	(347,159)
Cash used in investing activities	(4,060,576)	(347,159)

Cash flows from financing activities:
Repayment of capital lease obligations	(232,971)	-
Member contributions (distributions), net	1,214,537	(507,121)
Cash provided by (used in) financing investing activities	981,566	(507,121)

Net change in cash	(355,507)	(885,404)

Cash, beginning of period	1,063,338	1,795,042
Cash, end of period	$707,831	$909,638

Supplemental disclosure of cash flow information:
Cash paid for interest	$44,855	$23,385

Non-cash investing and financing activities:
Acquisition of equipment with capital leases	$2,059,243	$-

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

The Company controls and operates the Rental Pool Lease Operation (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 412 units or 514 hotel rooms participate at any given time). Pursuant to the new Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues to the participating owners. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

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

Note 2. Accounts Receivable

Accounts receivable consist of the following as of September 30, 2015 and December 31, 2014:

`	September 30, 2015	December 31, 2014

Trade accounts receivable	$718,544	$1,554,626
Other receivables	109,520	77,267
Less allowance for bad debts	(17,761)	(44,394)
	$810,303	$1,587,499

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Land and land improvements	$16,998,660	$16,998,660
Buildings	25,460,387	25,460,387
Furniture, fixtures and equipment	10,970,149	8,802,853
Contruction in progress	3,952,523	-
	57,381,719	51,261,900
Less accumulated depreciation	(17,350,620)	(15,684,614)
	$40,031,099	$35,577,286

During the nine months ended September 30, 2015, we acquired approximately $2.1 million of equipment under capital leases.

Leases, which transfer substantially all of the benefits and risks of ownership of property, are classified as capital leases. Assets and liabilities are recorded at amounts equal to the present value of the minimum lease payments at the beginning of the lease term. Interest expense relating to the lease liabilities is recorded to affect constant rates of interest over the terms of the leases. As mentioned above we entered into certain capital leases in 2015. Future principal payments under all capital leases, are approximately as follows for the 12 month periods ending September 30, 2016 to 2020:

	2016	2017	2018	2019	2020
Capital
Grounds equipment leases	$399,000	$461,000	$461,000	$461,000	$44,000

Leases, which do not transfer substantially all of the benefits and risks of ownership of property, are classified as operating leases, and the related rentals are charged to expense as incurred.

Note 4. Commitments and Contingencies

In the normal course of our operations, we are subject to claims and lawsuits. We do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

On January 16, 2015, the Company entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. The Company has agreed to provide a credit to be used over a three-year period commencing March 1, 2015 through March 1, 2018. The credit will be divided equally among the three-year period with no rollover of unused amounts from one year to another. We estimate the value of our liability to be approximately $350,000 and recorded the liability at December 31, 2014. During the nine months ended September 30, 2015, our carrier utilized a substantial portion of the amount allocated for the first year.

On April 15, 2015, we entered into an agreement with a contractor for the restorations of the Resort’s Copperhead Course. The total amount of the contract is approximately $4.0 million of which we had paid approximately $3,600,000 as of September 30, 2015. The restoration began in April and is expected to be complete by December, 2015.

Note 5. Related Party Transactions

We incurred management fees to an affiliate of $154,106 and $159,987 for the respective three month periods ended September 30, 2015 and 2014 and $890,082 and $819,822 for the nine months ended September 30, 2015 and 2014, respectively. These fees are included in general and administrative expenses in the Condensed Statements of Operations.

At September 30, 2015 and December 31, 2014, amounts due (to)/ from affiliates were $(425,766) and $51,165, respectively, which balances are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $107,185 and $62,123 for the three months ended and $266,741 and $227,296 for the nine months ended September 30, 2015 and 2014, respectively, as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are included in general and administrative expenses in the Condensed Statements of Operations.

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

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

DISTRIBUTION FUND

	September 30,	December 31,
	2015	2014
	(unaudited)

ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC
FOR DISTRIBUTION	$553,758	$736,445
INTEREST RECEIVABLE FROM MAINTENANCE
ESCROW FUND	398	494
	$554,156	$736,939

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$554,156	$736,939
	$554,156	$736,939

MAINTENANCE ESCROW FUND

ASSETS

CASH	$180,055	$227,980
CASH EQUIVALENTS	550,000	600,000
INTEREST RECEIVABLE	5,409	5,641
	$735,464	$833,621

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$66,515	$44,794
INTEREST PAYABLE TO DISTRIBUTION FUND	398	494
TOTAL LIABILITIES	66,913	45,288

CARPET CARE RESERVE	36,569	44,158
PARTICIPANTS' FUND BALANCES	631,982	744,175
	$735,464	$833,621

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

GROSS REVENUES	$1,621,043	$1,559,439	$8,628,404	$7,625,589

DEDUCTIONS:
Agents' commissions	70,701	38,583	287,180	240,937
Credit card fees	49,311	44,043	246,960	215,655
Audit fees	16,500	15,000	49,500	45,000
Linen replacements	21,483	18,704	74,734	59,341
Uncollected room rents	-	-	4,362	3,894
Rental pool complimentary fees	5,137	3,723	22,579	17,192
	163,132	120,053	685,315	582,019

ADJUSTED GROSS REVENUES	1,457,911	1,439,386	7,943,089	7,043,570

AMOUNT RETAINED BY LESSEE	(874,746)	(863,632)	(4,765,853)	(4,226,142)

GROSS INCOME DISTRIBUTION	583,165	575,754	3,177,236	2,817,428

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(1,064)	(1,978)	(4,166)	(5,279)
Miscellaneous pool adjustments	(75)	-	(75)	(412)
Corporate complimentary occupancy fees	1,319	1,272	8,424	6,486
Occupancy fees	(255,448)	(246,059)	(1,056,604)	(921,176)
Advisory Committee expenses	(37,385)	(27,482)	(96,177)	(90,311)

NET INCOME DISTRIBUTION	290,512	301,507	2,028,638	1,806,736

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	255,448	246,059	1,056,604	921,176
Hospitality suite fees	-	-	8,584	1,607
Associate room fees	7,798	8,232	36,022	37,926

AVAILABLE FOR DISTRIBUTION TO ARTICIPANTS	$553,758	$555,798	$3,129,848	$2,767,445

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

DISTRIBUTION FUND

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

BALANCE, beginning of period	$-	$-	$-	$-

ADDITIONS:
Amounts available for distribution	553,758	555,798	3,129,847	2,767,445
Interest received or receivable from Maintenance Escrow Fund	398	360	1,320	1,248
REDUCTIONS:
Amounts accrued or paid to participants	(554,156)	(556,158)	(3,131,167)	(2,768,693)
BALANCE, end of period	$-	$-	$-	$-

MAINTENANCE ESCROW FUND

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

BALANCE, beginning of period	$685,424	$857,426	$744,175	$990,575

ADDITIONS:
Charges to participants to establish or restore escrow balances	105,479	99,332	295,634	262,753
REDUCTIONS:
Maintenance charges	(150,086)	(161,147)	(374,909)	(391,882)
Member accounts & miscellaneous	(45)	-	(2,558)	-
Refunds to participants as prescribed by the master lease agreements	(8,790)	(11,377)	(30,360)	(77,212)
BALANCE, end of period	$631,982	$784,234	$631,982	$784,234

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Rental Pool Lease Operation

Basis of Accounting

The Rental Pool funds are accounted for using the accrual method of accounting.

Organization and Operations

Salamander Innisbrook, LLC (the “Company”, the “Resort”, ”we”, “us”, or “our”) follows accounting policies that require estimates that are based on assumptions and judgments, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates due to different conditions.

The Rental Pool is highly dependent upon the operations of the resort, and likewise, the resort is also dependent upon the continued participation of condominium owners in the Rental Pool. Additionally, the Rental Pool and Resort are both impacted by the general economic conditions related to the destination resort industry.

The Rental Pool consists of condominiums at the Resort which are leased by the Company from their owners and used as hotel accommodations for the resort. The Master Lease Agreement (“MLA”) provides that on an annual basis each owner (the “Participant”) may elect to participate in the Rental Pool for the following year by signing an Annual Lease Agreement (“ALA”). Any condominium unit owner who does not sign the ALA is not permitted to participate in the Rental Pool for the following year. Under the MLA, the Company pays the Participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million of Adjusted Gross Revenues; 45% between $10 million and $11 million and 50% above $11 million. Adjusted Gross Revenues are primarily defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees (when the unit is used for Rental Pool Comps or as a model), linen replacements and credit card fees. Each Participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Company to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We operate Innisbrook Resort and Golf Club (the “Resort” or the “Company”) in Palm Harbor, Florida, containing 1,216 condominium units; all of which have been sold to third parties or to affiliates of the Company. 514 of the condominium units are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainder of the condominium units are owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities and administrative offices.

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

Results of operations for the three months ended September 30, 2015 and 2014 (unaudited) were as follows:

	Three months ended September 30,
	2015	%	2014	%	Inc/(dec)	% Chg

Resort Revenues	$5,138,030	100.0%	$5,336,298	100.0%	$(198,268)	-3.7%
Costs and Expenses:
Operating costs and expenses	3,276,817	63.8%	3,190,902	59.8%	85,915	2.7%
General and administrative	3,919,959	76.3%	3,925,550	73.6%	(5,591)	-0.1%
Depreciation and amortization	650,434	12.7%	526,519	9.9%	123,915	23.5%
Total costs and expenses	7,847,210	152.7%	7,642,971	143.2%	204,239	2.7%
Operating loss before interest	(2,709,180)	-52.7%	(2,306,673)	-43.2%	(402,507)	17.4%
Interest (expense), net	(16,961)	-0.3%	(3,410)	0.1%	(13,551)	-397.4%
Net loss	$(2,726,141)	-53.1%	$(2,310,083)	-43.3%	$(416,058)	18.0%

During the third quarter 2015, resort revenues decreased $(198,268) or 3.7% as compared to the same period last year. In the rooms grouping, our group segment experienced growth of $135,547 or 20.3% over the same period last year. Our Transient market produced similar results to that of last year remaining flat. The package segment, as anticipated, was down $53,707 or 42% due to the renovation of the Copperhead Course. The decreased revenue in our Golf Operations, $(335,132) or 39.8% was the major contributing factor to our operating loss.

Operating costs and expenses were slightly elevated during this period whereas, our General and Administrative expenses remained flat to the same period last year. Depreciation expense increased this quarter primarily because of depreciation of equipment under capital leases that was placed in service in the second and third quarters of 2015. Our interest expense has increased over last year due to the capital leases acquired during this year.

Results of operations for the nine months ended September 30, 2015 and 2014 (unaudited) were as follows:

	Nine months ended September 30,
	2015	%	2014	%	Inc/(dec)	% Chg

Resort Revenues	$29,669,258	100.00%	$27,327,237	100.00%	$2,342,021	8.6%
Costs and Expenses:
Operating costs and expenses	12,812,423	43.18%	12,282,550	44.95%	529,873	4.3%
General and administrative	15,195,054	51.21%	14,540,348	53.21%	654,706	4.5%
Depreciation and amortization	1,666,006	5.62%	1,587,049	5.81%	78,957	5.0%
Total costs and expenses	29,673,483	100.01%	28,409,947	103.96%	1,263,536	4.4%
Operating loss before interest	(4,225)	-0.01%	(1,082,710)	-3.96%	1,078,485	-99.6%
Interest expense, net	(44,855)	-0.15%	(23,385)	-0.09%	(21,470)	-91.8%
Net loss	$(49,080)	-0.17%	$(1,106,095)	-4.05%	$1,057,015	-95.6%

For the nine months ended September 30, 2015, our revenue increased $2,342,021 or 8.6% over the same time last year due to the increase in occupancy and ancillary spending. Operating costs and expenses are well controlled with operating efficiencies throughout the Resort. General and administrative cost is up due to increased distributions to our Rental Pool participants. Depreciation expense increased primarily because of new leased equipment placed in service in 2015. The impact of this new depreciation was partially offset by certain assets by becoming fully depreciated since September 14, 2014.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and to select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These accounting policies have been described on our Annual Report on Form 10-K for the year ended December 31, 2014, and there have been no material changes during the three or nine months ended September 30, 2015.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer, have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2015, that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our operations, we are subject to claims and lawsuits. We do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

On January 16, 2015, the Company entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. The Company has agreed to provide a credit to be used over a three-year period commencing March 1, 2015 through March 1, 2018. The credit will be divided equally among the three-year period with no rollover of unused amounts from one year to another. We estimate the value of our liability to be approximately $350,000 and recorded the liability at December 31, 2014. During the second quarter ended September 30, 2015, the carrier utilized a substantial portion of the amount allocated for the first year.

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

SALAMANDER INNISBROOK, LLC (Registrant)

Date: November 16, 2015	/s/ Prem Devedas
Prem Devedas
Manager (Chief Executive Officer)

Date: November 16, 2015	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer (Principal Financial and Accounting Officer)