Form 10-K
period 2015-12-31
Salamander Innisbrook, LLC
filed 2016-04-14
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File No.  333-147447

SALAMANDER INNISBROOK, LLC

State of Organization: Florida	IRS Employer Identification No. 26-0442888

36750 US Highway 19 North, Palm Harbor, FL 34684

Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

501 Condominium Rental Pool Units

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

Yes ☐   No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of December 31, 2015.

Issuer has no common stock subject to this report.

SALAMANDER INNISBROOK, LLC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

PART I

ITEM 1. BUSINESS

Background

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”) was formed June 14, 2007 by Salamander Farms, LLC under the laws of the state of Florida for the purpose of owning and operating Innisbrook Resort and Golf Club (the “Resort”). On July 16, 2007, we, together with our affiliates, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, purchased the Resort and all of the equity interest in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a full service 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1,216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 418 condominium owners (representing 501 units) participate in a rental pool (the “Rental Pool”) operated by the Company.

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

PGA TOUR Event

On September 6, 2013, the PGA Tour and the tournament’s host organization, Copperhead Charities announced a four year agreement for Valspar Corporation to become the title sponsor for the PGA Tour’s annual stop in Tampa Bay on the Copperhead Course at Innisbrook. Also, in 2013, BB& T Corporation signed a four year agreement to become the tournament’s local presenting sponsor. On March 9, 2016, Valspar Corporation announced a three-year sponsorship extension carrying the tournament through 2020.

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

Environmental Matters

Operations of the golf courses at the Resort involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. As of December 31, 2015, there were no violations imposed against the Company.

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

Employees

As of December 31, 2015, there were approximately 594 employees, with approximately 426 full time and approximately 168 part time or casual laborers who are engaged as needed.

Code of Ethics

See Part III, Item 10 for discussion of our Code of Business Conduct.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Resort is situated on approximately 900 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, 404, on average, participate in the Rental Pool on a year-to-year basis. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. Salamander Innisbrook Condominium, LLC, a related party, owns three condominium units, two of which participate in the Rental Pool in the same fashion as all other Rental Pool participants. Approximately 20% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. As a result of the potential use of lockout master bedroom units, the total number of rooms at the resort is 1,216 and the average of 404 units participating in the Rental Pool at any one time is equivalent to approximately 501 hotel rooms. The Resort complex includes 72 holes of golf; practice ranges; three clubhouses with retail, golf, and food and beverage outlets; three conference and exhibit buildings; a full service spa and fitness center; six swimming pools including a themed water attraction; a recreation facility; a tennis facility and numerous administrative and support structures. These amenities are owned by the Company and have undergone substantial renovation and improvements since we purchased the Resort in 2007.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings, lawsuits and claims in the ordinary course of business. In the opinion of the Company’s management, the effect of these claims is not material to the Company’s financial condition and results of operations.

On January 16, 2015, we entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. We agreed to provide a credit to be used over a three-year period that commenced on March 1, 2015 through March 1, 2018. The credit is divided equally among the three-year period with no rollover of unused amounts from one year to another. We estimate the value of our liability to be approximately $246,000 as of December 31, 2015.

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

ITEM 6. SELECTED FINANCIAL DATA

Not required for Smaller Reporting Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”), was formed June 14, 2007 by Salamander Farms, LLC (the “Member”). The Company, together with its affiliates, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, own and operate Innisbrook Resort and Golf Club (the “Resort”) in Palm Harbor, Florida. The Resort offers a full service 72-hole destination golf and conference facilities, with a private club component.

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

We place our intangible assets in the following categories: (i) the water contract; (ii) the trademark and the trade name. The valuation of the water contract is based on the projected annual savings associated with having this contract. The water contract has an indefinite life. The valuation of the trademark and trade name is derived from the residual revenue stream from the Resort revenues that is attributed to the Innisbrook trade name. We attribute an indefinite life to the trademark and trade name.

During the fourth quarter of 2015, we reviewed our intangible assets, and based on the results, we determined that no impairment of intangible assets existed at December 31, 2015, and there has been no indication of impairment since that date.

Impairment of Other Long-Lived Assets

We review our other long-lived assets, including our property, buildings and equipment, for impairment if a significant event occurs or circumstances indicate that the assets may not be recoverable by comparing the carrying values of the assets with their estimated future undiscounted cash flows. In reviewing for impairment of our other long-lived assets, we review the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by discounted cash flow analysis, giving consideration to recent operating performance and pricing trends. At December 31, 2015, we believe the carrying values of our other long-lived assets are recoverable.

Loss Contingencies

We estimate loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. There have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2015.

Results of Operations

	Year ended December 31,
	2015	%	2014	%	Inc/(dec)	% Chg

Resort Revenues	$38,624,144	100.00%	$35,934,855	100.00%	$2,689,289	7.5%
Costs and Expenses:
Operating costs and expenses	17,008,529	44.04%	16,395,812	45.63%	612,717	3.7%
General and administrative	19,716,780	51.05%	19,290,919	53.68%	425,861	2.2%
Depreciation and amortization	2,380,088	6.16%	2,234,075	6.22%	146,013	6.5%
Total costs and expenses	39,105,397	101.25%	37,920,806	105.53%	1,184,591	3.1%
Operating loss before interest	(481,253)	-1.25%	(1,985,951)	-5.53%	1,504,698	-75.8%
Interest expense, net	(54,321)	-0.14%	(35,445)	-0.10%	(18,876)	53.3%
Net loss	$(535,574)	-1.39%	$(2,021,396)	-5.63%	$1,485,822	-73.5%

For the year ending 12/31/2015, we saw an 11.4% increase year over year in the room’s transient revenue segment. In the room’s group revenue segment, we experienced a 21.8% increase over 2014, which occurred primarily in the first quarter. The package leisure room revenue segment suffered year over year due to the close of our premier golf course for restoration. Overall rooms revenue increased 9.4% year over year.

Because of the strong performance in the group segmentation, food and beverage increased revenues year over year by 18.6%. The two strong revenue areas, room’s and food and beverage assisted in mitigating the revenue shortfall in golf operations.

Costs and expenses were well contained this year with overall expenses, as a percentage of revenue, down 4.3% as compared to last year. The increase in interest expense is the result of the new capital leases incurred.

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

We evaluate the validity of our conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under examination. Our member files income tax returns in the U.S. federal jurisdiction and the State of Virginia. We remain subject to examination by tax authorities for the last three years.

Liquidity and Capital Resources

Our reported net losses decreased $1,485,822 from 2014 to 2015 resulting in a $535,574 loss in 2015.  Revenue growth year over year was 7.5%.  The most significant driver is the occupied room nights in Leisure and Group segments.  Finishing the year with additional room nights in leisure of 3,247 and 5,428 in group help generate the additional Banquet revenues in the F&B department.

We incurred $2,428,791 of non-cash expenses such as depreciation and bad debts in 2015. Our operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by cash on hand at December 31, 2015, cash generated by the Resort’s operations, funding from our sole member or affiliates’ current cash reserves.

The operation of the Resort is not considered to be dependent on any individual or small group of customers; accordingly the loss of any such individual or group would not have a material adverse effect on the Company’s business or financial condition.

Environmental Matters

None

Off Balance Sheet Arrangements

As of December 31, 2015, we have no unconsolidated subsidiaries.

We also do not have any relationships with unconsolidated entities or unconsolidated financial partnerships of the type often referenced as structured finance or special purpose entities, i.e., unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we believe we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2015, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on the assessment, management concluded that, as of December 31, 2015, the Company’s internal controls over financial reporting were effective.

This annual report does not include an attestation report of the Company’s registered certified public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information about our executive officers:

Name	Age	Position
Prem Devadas	58	Manager
Dale Pelletier	56	CFO, Salamander Hospitality LLC

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the year ended December 31, 2015 and 2013 to our executive officers.

Name and Principal Position		Salary and Commission	Bonus	Other Annual Compensation	All Other Compensation
Prem Devadas	2015	$—	$—	$—	$—
Manager (1)	2014	$—	$—	$—	$—
Dale Pelletier	2015	$—	$—	$—	$—
Chief Financial Officer (1)	2014	$—	$—	$—	$—

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

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid the Company approximately $376,205 and $384,067 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2015 and 2014, respectively.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums which were acquired from the former owner. Its condominiums participated in the Rental Pool under the MLA in the same manner as all other Rental Pool participants.

At December 31, 2015 and 2014, the Company had amounts due (to)/from affiliates of $(144,938) and $ 51,165 respectively, which are non-interest bearing and are due on demand.

Golf Host Securities, Inc. is an on-site real estate broker/dealer for the resale of the Resort’s condominium units owned by Salamander Farms, LLC. Approximately $31,000 was paid to the Company for rent and related accounting services for the years ended December 31, 2015 and 2014.

(c)	Indebtedness of Management

None.

(d)	Transactions with Promoters

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were incurred from Frazier & Deeter for services related to the years ended December 31, 2015 and 2014.

Audit Fees: $66,000 for each of the fiscal years ended December 31, 2015 and 2014, respectively, for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

Audit-Related Fees: None.

Tax Fees: None.

All other fees: None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements and exhibits filed as part of this annual report on Form 10-K are listed on pages 13 and 33, and are incorporated herein by reference.

12

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Sole Member and Manager

Salamander Innisbrook, LLC

Palm Harbor, Florida

We have audited the accompanying balance sheets of Salamander Innisbrook, LLC (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations and changes in member’s equity, and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Frazier & Deeter, LLC

Frazier & Deeter, LLC

Tampa, FL

April 14, 2016

SALAMANDER INNISBROOK, LLC

BALANCE SHEETS

December 31, 2015 and 2014

	2015	2014

Assets
Current assets:
Cash	$1,429,716	$1,063,338
Accounts receivable, net	1,368,462	1,587,499
Inventories and supplies	897,360	760,389
Prepaid expenses and other	733,020	715,972
Total current assets	4,428,558	4,127,198

Property, buildings and equipment, net	39,963,759	35,577,286
Intangibles, net	4,330,001	4,330,001
Due from affiliates	-	51,165
Deposits and other assets	282,176	262,142
Total assets	$49,004,494	$44,347,792

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$1,697,966	$1,909,907
Accrued liabilities	2,147,101	2,079,632
Deferred revenue	3,375,697	2,824,369
Current portion - capital leases	400,375	-
Due to affiliates	144,938	-
Total current liabilities	7,766,077	6,813,908

Deferred revenue	995,653	1,215,180
Capital leases net of current portion	1,358,846	-

Total liabilities	10,120,576	8,029,089

Commitments and Contingencies (Notes 6 and 7)

Member's equity	38,883,918	36,318,703
Total liabilities and member’s equity	$49,004,494	$44,347,792

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

For the Years Ended December 31, 2015 and 2014

	2015	2014

Resort revenues	$38,624,144	$35,934,855

Costs and expenses:
Hotel	4,344,040	4,078,926
Food and beverage	8,156,802	7,572,809
Golf	2,718,849	2,970,085
Other	1,788,838	1,773,992
General and administrative	19,716,780	19,290,919
Depreciation	2,380,088	2,234,075
Total costs and expenses	39,105,397	37,920,806

Operating (loss)	(481,253)	(1,985,951)

Interest expense, net	(54,321)	(35,445)

Net (loss)	(535,574)	(2,021,396)

Member's equity, beginning of period	36,318,703	38,850,155
Member's contributions/(distributions), net	3,100,789	(510,056)
Member's equity, end of period	$38,883,918	$36,318,703

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015 and 2014

	2015	2014

Cash flows from operating activities:
Net loss	$(535,574)	$(2,021,396)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	48,703	2,282
Depreciation	2,380,088	2,234,075
Deposits and other assets	(20,034)	5,367
Other changes in operating assets and liabilities	399,747	146,798
Net cash provided by operating activities	2,272,930	367,126

Cash flows from investing activities:
Purchases of property and equipment	(4,707,319)	(588,774)
Cash used in investing activities	(4,707,319)	(588,774)

Cash flows from financing activities:
Repayment of capital lease obligations	(300,022)	-
Member contributions (distributions)	3,100,789	(510,056)
Cash provided by (used in) financing investing activities	2,800,767	(510,056)

Net change in cash	366,378	(731,704)

Cash, beginning of period	1,063,338	1,795,042
Cash, end of period	$1,429,716	$1,063,338

Supplemental disclosure of cash flow information:
Cash paid for interest	$54,321	$35,445

Non-cash investing and financing activities:
Acquisition of equipment with capital leases	$2,059,243	$-

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

1. Nature of Business

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”), together with our affiliates, Salamander Innisbrook Securities, LLC, and Salamander Innisbrook Condominium, LLC owns and operates the Innisbrook Resort and Golf Club (the “Resort”).

The Company controls and operates the Rental Pool Lease Operations (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 418 units or 501 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

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

Liquidity – The Company believes that cash on hand, cash available from operations and funding available from its sole member or affiliates’ current cash reserves will be sufficient to fund its operations for the foreseeable future.

Revenue Recognition and Deferred Revenue - Revenue from rooms, green fees, food and beverage sales and other merchandise sales are generally recognized at the time of sale. Membership dues and annual fees are recognized ratably over the applicable period. The following table sets forth the percentage of the Resort’s total revenues attributable to the categories listed for the years ended December 31, 2015 and 2014.

	2015	2014
Revenues
Rental pool revenues	27.8%	27.1%
Resort facilities and other resort revenue	72.2%	72.9%
Total	100.0%	100.0%

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

The Company’s management reviews accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be doubtful is included in the allowance for doubtful accounts. The balance in the allowance for doubtful accounts was $30,059 and $44,394 as of December 31, 2015 and 2014, respectively. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

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

Intangibles - The Company evaluates its intangible assets, consisting of a trade name and a water contract with indefinite lives, for impairment annually or earlier if a significant event occurs or circumstances indicate that the assets may not be recoverable. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant negative industry or economic trends. During the fourth quarter of 2015, the Company completed its annual intangible impairment assessment, and based on the results, the Company determined that no impairment of intangible assets existed at December 31, 2015.

Advertising - Advertising costs are expensed as incurred and amounted to $671,472 and $473,100 for the years ended December 31, 2015 and 2014, respectively.

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

We evaluate the validity of our conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood  of a tax position’s sustainability under examination.  Our member files income tax returns in the U.S. federal jurisdiction and the State of Virginia. At December 31, 2015, we do not believe that any uncertain tax positions exist. We remain subject to examination by tax authorities for all years since our inception on June 14, 2007.

Recently Issued Accounting Pronouncements - The Financial Accounting Standards Board has recently issued several Financial Accounting Standards. The Company has determined that none of these standards will have a material impact on its financial statements.

3. Accounts Receivable

Accounts receivable consist of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Trade accounts receivable	$1,221,629	$1,554,626
Other receivables	176,892	77,267
Less allowance for bad debts	(30,059)	(44,394)
	$1,368,462	$1,587,499

Other receivables include related party receivables of approximately $83,008 and $77,000 due from Innisbrook Condominium Association at December 31, 2015 and 2014, respectively.

4. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014

Land and land improvements	$21,329,563	$16,998,660
Buildings	25,460,387	25,460,387
Furniture, fixtures and equipment	11,128,876	8,802,853
Contruction in progress	109,635	-
	58,028,461	51,261,900
Less accumulated depreciation	(18,064,702)	(15,684,614)
	$39,963,759	$35,577,286

Depreciation expense was $2,380,088 and $2,234,100 for the years ended December 31, 2015 and 2014, respectively. Assets under capital leases for equipment was $2,059,243 and $0 as of December 31, 2015 and 2014. Depreciation expense and related accumulated depreciation for equipment under capital leases was $382,368 and $0 as of and for the years ended December 31, 2015 and 2014.

5. Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2015 and 2014:

	2015	2014
Rental pool lease distribution payable	$275,882	$743,753
Accrued payroll costs	1,211,381	769,442
Other	659,838	566,437
	$2,147,101	$2,079,632

6. Leases

At December 31, 2014 and through July 31, 2015, we were obligated under two operating leases for equipment with Agricredit-Acceptance, LLC. On August 1, 2015, we entered into a new master lease agreement with Agricredit-Acceptance, LLC for vehicles by Club Car, LLC. The agreement replaced our expired lease agreement and provides for two leases, golf carts and utility vehicles, with payments that commenced in December, 2015. The term of each lease is 48 months and the monthly lease payments are approximately $21,200 and $10,200, respectively. Lease expense amounted to approximately $340,000 and $381,600 for the years ended December 31, 2015 and 2014, respectively.

Future minimum lease payments under operating leases are as follows:

	2016	2017	2018	2019	Total

Agri Credit - golf & utility carts	$376,191	376,191	376,191	250,794	$1,379,367

During the fourth quarter of 2014, the Company entered into a master lease agreement with PNC Equipment Finance, LLC for the lease of golf course equipment. The Company is obligated under five capital leases that were recorded in the first quarter 2015 when all of the equipment was received. The term of each lease is 60 months, with interest rates ranging from 3% to 4.45%, and the monthly lease payments vary in amount. The leases contain bargain purchase options that allow us to purchase the leased equipment for a minimal amount upon the expiration of the lease term. Equipment acquired under capital leases is pledged as collateral to secure the performance of the future minimum lease payments. Future minimum lease payments under capital lease obligations are as follows:

Years ending December 31,
2016	$461,338
2017	461,338
2018	461,338
2019	461,338
2020	114,343
Total future minimum lease payments	1,959,695

Less amount representing interest	(200,474)

Present value of future minimum lease payments	1,759,221

Less Current maturities	(400,375)

Obligations under capital leases - long term	$1,358,846

7. Commitments and Contingencies

Claims and Lawsuits

The Company may be involved in litigation in the ordinary course of business from time to time. In the opinion of the Company’s management, insurance or indemnification from other third parties adequately covers these matters, if any, and the effect, if any, of these claims is not material to the Company’s financial condition and results of operations.

On January 16, 2015, the Company entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. The Company agreed to provide a credit to be used over a three-year period that commenced on March 1, 2015 through March 1, 2018. The credit is divided equally among the three-year period with no rollover of unused amounts from one year to another. We estimated the liability to be $246,000 as of December 31, 2015.

Benefit Plans

The Company sponsors a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of the contributions of each employee. The Company made matching contributions of approximately $206,700 and $179,900 for the years ended December 31, 2015 and 2014, respectively.

8. Rental Pool Operations

In December 2013, a new Master Lease Agreement with the condominium owners (the “Participants”) was agreed upon by both Management and the Lessors Advisory Committee (“LAC”). Under the new Agreement, the Resort pays the Participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million of Adjusted Gross Revenues; 45% between $10 million and $11 million and 50% above $11 million. The Participants are also entitled to 35 nights in-season, complimentary gift certificates for Golf & Food & Beverage, and their guests, when occupying the participants’ units, will be entitled to the same privileges as them.

9. Related Party Transactions

We paid management fees to an affiliate of approximately $1,158,725 and $1,078,046 for the years ended December 31, 2015 and 2014, respectively. These fees are included in general and administrative expenses in the Statements of Operations.

At December 31, 2015 and 2014, the amounts due to/(from) affiliates amounted to $(144,938) and $51,165 respectively, which are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $376,025 and $384,607 as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies during the years ended December 31, 2015 and 2014, respectively. These reimbursements are included in general and administrative expenses in the Statements of Operations.

RENTAL POOL LEASE OPERATION—HISTORICAL SUMMARY

The following financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the years ended December 31, 2015 and 2014.

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

Palm Harbor, Florida

We have audited the accompanying balance sheets (of the Distribution Fund and the Maintenance Escrow Fund) of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) as of December 31, 2015 and 2014, and the related statements of operations for the Distribution Fund and changes in participants’ fund balances for both such funds for the years then ended. These financial statements are the responsibility of the Rental Pool’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Rental Pool as of December 31, 2015 and 2014, and the results of its operations and changes in the participants’ fund balances for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Frazier & Deeter, LLC

Frazier & Deeter, LLC

Tampa, FL

April 14, 2016

Innisbrook Rental Pool Lease Operation

Balance Sheets - Distribution Fund
December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014

ASSETS

CASH	$450,000	$-
RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC
FOR DISTRIBUTION	275,882	736,445
INTEREST RECEIVABLE FROM MAINTENANCE
ESCROW FUND	424	494
	$726,306	$736,939

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$726,306	$736,939
	$726,306	$736,939

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheets - Maintenance Escrow Fund

December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014

ASSETS

CASH	$130,865	$227,980
CASH EQUIVALENTS	550,000	600,000
INTEREST RECEIVABLE	5,292	5,641
	$686,157	$833,621

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$31,152	$44,794
INTEREST PAYABLE TO DISTRIBUTION FUND	424	494
TOTAL LIABILITIES	31,576	45,228

CARPET CARE RESERVE	33,772	44,158
PARTICIPANTS' FUND BALANCES	620,809	744,175
	$686,157	$833,621

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS - DISTRIBUTION FUND

For the Years Ended December 31, 2015 and 2014

	2015	2014

GROSS REVENUES	$10,727,734	$9,743,962

DEDUCTIONS:
Agents' commissions	379,896	332,686
Credit card fees	305,944	308,169
Audit fees	66,000	60,000
Linen replacements	89,228	76,096
Uncollected room rents	14,207	4,351
Rental pool complimentary fees	28,990	25,463
	884,265	806,765

ADJUSTED GROSS REVENUES	9,843,469	8,937,197

AMOUNT RETAINED BY LESSEE	(5,906,082)	(5,362,318)

GROSS INCOME DISTRIBUTION	3,937,387	3,574,879

ADJUSTMENTS TO GROSS
INCOME DISTRIBUTION:
General pooled expense	(6,158)	(6,296)
Miscellaneous pool adjustments	(75)	(428)
Corporate complimentary
occupancy fees	9,621	8,236
Occupancy fees	(1,340,465)	(1,218,949)
Advisory Committee expenses	(134,450)	(126,195)

NET INCOME DISTRIBUTION	2,465,860	2,231,247

ADJUSTMENTS TO NET INCOME
DISTRIBUTION:
Occupancy fees	1,340,465	1,218,949
Hospitality suite fees	9,469	1,607
Associate room fees	39,935	52,087

AVAILABLE FOR DISTRIBUTION
TO PARTICIPANTS	$3,855,729	$3,503,890

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

Statement of Changes in Participants’ Fund Balances - Distribution Fund

For the Year Ended December 31, 2015 and 2014

	Year ended December 31,
	2015	2014

BALANCE, beginning of period	$-	$-

ADDITIONS:
Amounts available for distribution	3,855,729	$3,503,890
Interest received or receivable
from Maintenance Escrow Fund	1,320	1,743
REDUCTIONS:
Amounts accrued or paid
to participants	(3,857,049)	(3,505,633)
BALANCE, end of period	$-	$-

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

Statements of Changes in Participants’ Fund Balances - Maintenance Escrow Fund

For the Year Ended December 31, 2015 and 2014

	Year ended December 31,
	2015	2014

BALANCE, beginning of period	$744,175	$990,575

ADDITIONS:
Charges to participants to establish
or restore escrow balances	427,814	373,848
REDUCTIONS:
Maintenance charges	(506,393)	(531,555)
Member accounts & miscellaneous	(2,644)	-
Refunds to participants as
prescribed by the master lease
agreements	(42,343)	(88,693)
BALANCE, end of period	$620,609	$744,175

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

December 31, 2015 and 2014

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

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. Beginning in 2011, by mutual agreement between the LAC and the Resort, until it is determined that the fund requires replenishment, both the occupancy fee (Paragraph 7.3 of the MLA) and the carpet care reserve (Paragraph 1.6 of the MLA) deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreements for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $10,400 and $10,800 for the years ended December 31, 2015 and 2014, respectively.

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

Certificates of Deposit - The LAC invests amounts maintained in the maintenance escrow fund primarily in certificates of deposit held with various financial institutions. As of December 31, 2015, the certificates earned interest at rates ranging from .15% to .78% and have maturities ranging from six to nine months. As of December 31, 2015 and 2014, accrued interest earned amounted to approximately $2,100 and $2,000 and is included in the accompanying financial statements of the maintenance escrow fund. At December 31, 2015 and 2014, the cost of these investments approximates fair value.

Revenue Recognition - Revenue from Resort operations is recognized as the related service is performed.

Accounts Receivable - Receivables are presented net of any allowances for uncollectible amounts. All receivable balances reflected in the accompanying financial statements as of December 31, 2015 and 2014 were collected in subsequent periods. As such, an allowance for doubtful accounts is not considered necessary as of December 31, 2015 and 2014.

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

The Rental Pool and trustees of the Trust have evaluated their tax positions and have determined that no provision or liability for income taxes is necessary. Conclusions regarding uncertain tax positions are evaluated on an annual basis to determine if facts or circumstances have arisen that might cause a change in judgment regarding the likelihood of a tax position’s sustainability under examination.  At December 31, 2015, the Innisbrook Rental Pool Trust believes that no uncertain tax positions exit.

NOTE 3 -   RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid Salamander Innisbrook $376,025 and $384,067 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, accounts payable included in the accompanying balance sheets of the Maintenance Escrow Fund include approximately $27,300 and $33,000 respectively, payable to Salamander Innisbrook, LLC for such items.

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

SALAMANDER INNISBROOK, LLC

Date : April 14, 2016	By:	/s/ Prem Devedas
Prem Devedas
Manager (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devedas	Manager (Chief Executive Officer)	April 14, 2016

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer and	April 14, 2016
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files formatted in XBRL (eXensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statement of Operations, and changes in Member’s Equity (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.

