Form 10-Q
period 2016-03-31
Salamander Innisbrook, LLC
filed 2016-05-19
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The Rental Pool operated by the Registrant has 407 condominium rental pool units owned by approximately 420 condominium owners as of March 31, 2016.

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

 PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash	$2,407,522	$1,429,716
Accounts receivable, net	3,175,946	1,368,462
Inventories and supplies	899,020	897,360
Prepaid expenses and other	1,129,955	733,020
Total current assets	7,612,443	4,428,558

Property, buildings and equipment, net	39,581,494	39,963,759
Intangibles, net	4,330,001	4,330,001
Due from affiliates	24,846	-
Deposits and other assets	285,848	282,176
Total assets	$51,834,632	$49,004,494

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$1,253,680	$1,697,966
Accrued liabilities	3,939,948	2,147,101
Deferred revenue	2,985,185	3,375,697
Current portion - capital leases	427,421	400,375
Due to affiliates	-	144,938
Total current liabilities	8,606,234	7,766,077

Deferred revenue	967,177	995,633
Capital leases net of current portion	1,200,038	1,358,846

Total liabilities	10,773,449	10,120,556

Commitments and Contingencies

Member's equity	41,061,183	38,883,918
Total liabilities and member’s equity	$51,834,632	$49,004,474

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended March 31,
	2016	2015

Resort revenues	$14,332,175	$15,528,058

Costs and expenses:
Operating costs and expenses	5,155,825	5,479,824
General and administrative	6,376,860	6,514,778
Depreciation	604,489	526,519
Total costs and expenses	12,137,174	12,521,121

Operating income	2,195,001	3,006,937

Interest expense, net	(17,736)	(15,194)

Net income	2,177,265	2,991,743

Member's equity, beginning of period	38,883,918	36,318,703
Member's contributions/(distributions), net	-	(1,235,957)
Member's equity, end of period	$41,061,183	$38,074,489

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2015	2015

Cash flows from operating activities:
Net income	$2,177,265	$2,991,743
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for bad debts	6,385	24,583
Depreciation	604,489	526,518
Deposits and other assets	(3,673)	(238)
Other changes in operating assets and liabilities	(1,452,677)	(513,571)
Net cash provided by operating activities	1,331,789	3,029,035

Cash flows from investing activities:
Purchases of property and equipment	(222,222)	(106,075)
Net cash used in investing activities	(222,222)	(106,075)

Cash flows from financing activities:
Repayment of capital lease obligations	(131,761)	-
Member distributions	-	(1,235,957)
Net cash used in financing investing activities	(131,761)	(1,235,957)

Net change in cash	977,806	1,687,003

Cash, beginning of period	1,429,716	1,063,338
Cash, end of period	$2,407,522	$2,750,341

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,736	$15,194

Non-cash investing and financing activities:
Acquisition of equipment with capital leases	$-	$2,008,913

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

The Company controls and operates the Rental Pool Lease Operations (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 407 units or 506 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

Basis of presentation

The accompanying interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America and  the instructions to Quarterly Report on Form 10-Q. Consequently, they do not include all disclosures normally provided in the audited financial statements included in our Company’s Annual Report on Form 10-K.  Accordingly, these condensed financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Use of Estimates - The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying condensed financial statements include our belief that long-lived assets, including intangibles, are recoverable, and our estimates of the average lives of memberships from which we base our revenue recognition are reasonable. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term. Future results could be materially affected if actual results differ from these estimates and assumptions.

Note 2. Accounts Receivable

Accounts receivable consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Trade accounts receivable	$2,999,131	$1,221,629
Other receivables	210,474	176,892
Less allowance for bad debts	(33,659)	(30,059)
	$3,175,946	$1,368,462

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Land and land improvements	$21,393,643	$21,329,563
Buildings	25,460,387	25,460,387
Furniture, fixtures and equipment	11,230,693	11,128,876
Construction in progress	165,962	109,635
	58,250,685	58,028,461
Less accumulated depreciation	(18,669,191)	(18,064,702)
	$39,581,494	$39,963,759

Note 4. Commitments and Contingencies

In the normal course of our operations, we are periodically subject to claims and lawsuits. We do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

Note 5. Related Party Transactions

We incurred management fees to an affiliate of $429,764 and $465,383 for the three month periods ended March 31, 2016 and 2015, respectively. These fees are included in general and administrative expenses in the Condensed Statements of Operations.

At March 31, 2016 and December 31, 2015, amounts due (to)/ from affiliates were $24,846 and $(144,938), respectively, which balances are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $92,678 and $74,653 for the three months ended March 31, 2016 and 2015, respectively, as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are included in general and administrative expenses in the Condensed Statements of Operations.

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

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

(unaudited)

DISTRIBUTION FUND

	March 31,	December 31,
	2016	2015

ASSETS

Cash	$-	$450,000
RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	1,541,803	275,882
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	570	424
	$1,542,373	$726,306

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	1,542,373	726,306
	$1,542,373	$726,306

MAINTENANCE ESCROW FUND

	March 31,	December 31,
	2016	2015

ASSETS

CASH	$134,490	$180,055
CASH EQUIVALENTS	550,000	550,000
INTEREST RECEIVABLE	5,320	5,409
	$689,810	$735,464

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$34,019	$66,515
INTEREST PAYABLE TO DISTRIBUTION FUND	570	398
TOTAL LIABILITIES	34,589	66,913

CARPET CARE RESERVE	33,772	36,569
PARTICIPANTS' FUND BALANCES	621,449	631,982
	$689,810	$735,464

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(unaudited)

	Three months ended March 31,
	2016	2015

GROSS REVENUES	$4,198,740	$4,543,751

DEDUCTIONS:
Agents' commissions	123,172	132,141
Credit card fees	117,526	128,060
Audit fees	18,000	16,500
Linen replacements	15,985	33,939
Rental pool complimentary fees	7,817	10,079
	282,500	320,719

ADJUSTED GROSS REVENUES	3,916,240	4,223,032

AMOUNT RETAINED BY LESSEE	(2,349,744)	(2,533,819)

GROSS INCOME DISTRIBUTION	1,566,496	1,689,213

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(2,243)	(1,628)
Miscellaneous pool adjustments	(244)	-
Corporate complimentary occupancy fees	3,574	3,625
Occupancy fees	(433,061)	(468,774)
Advisory Committee expenses	(30,408)	(28,361)

NET INCOME DISTRIBUTION	1,104,114	1,194,075

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	433,061	468,774
Hospitality suite fees	1,046	7,686
Associate room fees	3,582	12,397

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$1,541,803	$1,682,932

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

(unaudited)

DISTRIBUTION FUND

	For the three months ended March 31,
	2016	2015

BALANCE, beginning of period	$-	$-

ADDITIONS:
Amounts available for distribution	1,541,803	1,682,932
Interest received or receivable from Maintenance Escrow Fund	570	456
REDUCTIONS:
Amounts accrued or paid to participants	(1,542,373)	(1,683,388)
BALANCE, end of period	$-	$-

MAINTENANCE ESCROW FUND

	For the three months ended March 31,
	2016	2015

BALANCE, beginning of period	$620,809	$744,175

ADDITIONS:
Charges to participants to establish or restore escrow balances	134,786	103,477
REDUCTIONS:
Maintenance charges	(110,849)	(105,891)
Member accounts & miscellaneous	(492)	-
Refunds to participants as prescribed by the master lease agreements	(22,805)	(18,720)
BALANCE, end of period	$621,449	$723,041

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Rental Pool Lease Operation

Basis of Accounting

The Rental Pool funds are accounted for using the accrual method of accounting.

Organization and Operations

Salamander Innisbrook, LLC (the “Company”, “the “Resort”, ”we”, “us”, or “our”) follows accounting policies that require estimates that are based on assumptions and judgments, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates due to different conditions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We operate Innisbrook Resort and Golf Club (the “Resort” or the “Company”) in Palm Harbor, Florida, containing 1,216 condominium units; all of which have been sold to third parties or to affiliates of the Company. 407 of the condominium units are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainder of the condominium units are owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities and administrative offices.

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

Results of operations for the three months ended March 31, 2016 and 2015 (unaudited) were as follows:

	Three months ended March 31,
	2016	%	2015	%	Inc/(dec)	% Chg

Resort Revenues	$14,332,175	100.0%	$15,528,058	100.0%	$(1,195,883)	-7.7%
Costs and Expenses:
Operating costs and expenses	5,155,825	36.0%	5,479,824	35.3%	(323,999)	-5.9%
General and administrative	6,376,860	44.5%	6,514,778	42.0%	(137,918)	-2.1%
Depreciation and amortization	604,489	4.2%	526,519	3.4%	77,970	14.8%
Total costs and expenses	12,137,174	84.7%	12,521,121	80.6%	(383,947)	-3.1%
Income before interest	2,195,001	15.3%	3,006,937	19.4%	(811,936)	-27.0%
Interest (expense), net	(17,736)	-0.1%	(15,194)	0.1%	(2,542)	-16.7%
Net income	$2,177,265	15.2%	$2,991,743	19.3%	$(814,478)	-27.2%

During the first quarter 2016, resort revenues decreased $(1,195,883) or 7.7% as compared to the same period last year. Rooms revenues were down $(345,011) or 7.6%, primarily due to group cancellations. The leisure segment room revenues experienced growth of $55,709 or 4.4% over the same period last year. The decreased revenues in our Food and Beverage and Golf Operations were also attributable to group cancellations as well as the restriction of play prior to the tournament requested by the PGA Tour. We were able to shift some of this business to our other courses to mitigate the loss of revenue.

Operating costs and expenses were well managed during the quarter. Our General and Administrative expenses remained flat to the same period last year. Depreciation expense increased this quarter primarily because of depreciation of equipment under capital leases that was placed in service late in 2015. Our interest expense has increased over last year due to the capital leases acquired during this year.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and to select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These accounting policies have been described on our Annual Report on Form 10-K for the year ended December 31, 2015, and there have been no material changes during the three months ended March 31, 2016.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer, have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2016, that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

SALAMANDER INNISBROOK, LLC (Registrant)

Date: May 18, 2016	/s/	Prem Devedas
Prem Devedas
Manager (Chief Executive Officer)

Date: May 18, 2016	/s/	Dale Pelletier
Dale Pelletier
Chief Financial Officer (Principal Financial and Accounting Officer)

