Form 10-Q
period 2016-06-30
Salamander Innisbrook, LLC
filed 2016-08-10
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The Rental Pool operated by the Registrant has 409 condominium rental pool units owned by approximately 421 condominium owners as of June 30, 2016.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash	$1,280,363	$1,429,716
Accounts receivable, net	1,826,660	1,368,462
Inventories and supplies	839,860	897,360
Prepaid expenses and other	435,861	733,020
Total current assets	4,382,744	4,428,558

Property, buildings and equipment, net	39,068,495	39,963,759
Intangibles, net	4,330,001	4,330,001
Due from affiliates	243,509	-
Deposits and other assets	286,447	282,176
Total assets	$48,311,196	$49,004,494

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$591,610	$1,697,966
Accrued liabilities	2,609,206	2,147,101
Deferred revenue	2,783,848	3,375,697
Current portion - capital leases	437,504	400,375
Due to affiliates	-	144,938
Total current liabilities	6,422,168	7,766,077

Deferred revenue	1,008,257	995,653
Capital leases net of current portion	1,123,771	1,358,846

Total liabilities	8,554,196	10,120,576

Commitments and Contingencies (Note 4)

Member's equity	39,757,000	38,883,918
Total liabilities and member’s equity	$48,311,196	$49,004,494

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Resort revenues	$9,647,781	$9,003,170	$23,979,956	$24,531,228

Costs and expenses:
Operating costs and expenses	4,328,105	4,055,782	9,483,930	9,535,606
General and administrative	4,988,595	4,760,317	11,365,455	11,275,095
Depreciation and amortization	617,679	489,053	1,222,168	1,015,572
Total costs and expenses	9,934,379	9,305,152	22,071,553	21,826,273

Operating income (loss)	(286,598)	(301,982)	1,908,403	2,704,955

Interest expense, net	(11,200)	(12,700)	(28,936)	(27,894)

Net income (loss)	(297,798)	(314,682)	1,879,467	2,677,061

Member's equity, beginning of period	41,061,183	38,074,489	38,883,918	36,318,703
Member distributions	(1,006,385)	(3,246)	(1,006,385)	(1,239,203)
Member's equity, end of period	$39,757,000	$37,756,561	$39,757,000	$37,756,561

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$1,879,467	$2,677,061
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	12,770	24,583
Depreciation and amortization	1,222,168	1,015,572
Other changes in operating assets and liabilities	(1,732,523)	(158,018)
Net cash provided by operating activities	1,381,882	3,559,198

Cash flows from investing activities:
Purchases of property and equipment	(326,904)	(1,635,331)
Net cash used in investing activities	(326,904)	(1,635,331)

Cash flows from financing activities:
Repayment of capital lease obligations	(197,946)	(134,503)
Member distributions	(1,006,385)	(1,239,203)
Net cash used in financing activities	(1,204,331)	(1,373,706)

Net change in cash	(149,353)	550,161

Cash, beginning of period	1,429,716	1,063,338
Cash, end of period	$1,280,363	$1,613,499

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,936	$27,894

Non-cash investing and financing activities:
Acquisition of equipment with capital leases	$-	$2,059,243

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

The Company controls and operates the Rental Pool Lease Operations (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 409 units or 509 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

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

Note 2. Accounts Receivable

Accounts receivable consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Trade accounts receivable	$1,623,261	$1,221,629
Other receivables	211,647	176,892
Less allowance for bad debts	(8,248)	(30,059)
	$1,826,660	$1,368,462

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Land and land improvements	$21,393,643	$21,329,563
Buildings	25,460,387	25,460,387
Furniture, fixtures and equipment	11,230,692	11,128,876
Contruction in progress	270,640	109,635
	58,355,362	58,028,461
Less accumulated depreciation	(19,286,867)	(18,064,702)
	$39,068,495	$39,963,759

Note 4. Commitments and Contingencies

In the normal course of our operations, we are subject to claims and lawsuits. We do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

Note 5. Related Party Transactions

We incurred management fees to an affiliate of $287,990 and $270,593 for the three month periods ended June 30, 2016 and 2015, and $717,753 and $735,976 for the six month periods ended June 30, 2016 and 2015, respectively. These fees are included in general and administrative expenses in the Condensed Statements of Operations.

At June 30, 2016 and December 31, 2015, amounts due (to)/ from affiliates were $243,509 and $(144,938), respectively, which balances are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $80,963 and $91,015 for the three month periods ended June 30, 2016 and 2015, and $163,641 and $166,642 for the six month periods ended June 30, 2016 and 2015, respectively, as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are included in general and administrative expenses in the Condensed Statements of Operations.

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

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

DISTRIBUTION FUND

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

CASH	$-	$450,000
RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	859,639	275,882
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	602	424
	$860,241	$726,306

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$860,241	$726,306
	$860,241	$726,306

MAINTENANCE ESCROW FUND

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

CASH	$128,625	$180,055
CASH EQUIVALENTS	550,000	550,000
INTEREST RECEIVABLE	5,305	5,409
	$683,930	$735,464

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$31,008	$66,515
INTEREST PAYABLE TO DISTRIBUTION FUND	603	398
TOTAL LIABILITIES	31,611	66,913

CARPET CARE RESERVE	32,290	36,569
PARTICIPANTS' FUND BALANCES	620,029	631,982
	$683,930	$735,464

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

GROSS REVENUES	$2,486,309	$2,463,610	$6,685,049	$7,007,361

DEDUCTIONS:
Agents' commissions	128,806	84,338	251,978	216,479
Credit card fees	70,013	69,589	187,539	197,649
Audit fees	18,000	16,500	36,000	33,000
Linen replacements	18,836	19,312	34,821	53,251
Uncollected room rents	16,766	4,362	16,766	4,362
Rental pool complimentary fees	5,373	7,363	13,190	17,442
	257,794	201,464	540,294	522,183

ADJUSTED GROSS REVENUES	2,228,515	2,262,146	6,144,755	6,485,178

AMOUNT RETAINED BY LESSEE	(1,337,109)	(1,357,288)	(3,686,853)	(3,891,107)

GROSS INCOME DISTRIBUTION	891,406	904,858	2,457,902	2,594,071

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(1,248)	(1,475)	(3,491)	(3,103)
Miscellaneous pool adjustments	189	-	(55)	-
Corporate complimentary occupancy fees	1,867	3,481	5,441	7,105
Occupancy fees	(341,813)	(332,383)	(774,873)	(785,467)
Advisory Committee expenses	(41,726)	(30,432)	(72,134)	(58,793)

NET INCOME DISTRIBUTION	508,675	544,049	1,612,790	1,753,813

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	341,813	332,383	774,873	785,467
Hospitality suite fees	693	897	1,739	8,584
Associate room fees	8,458	15,827	12,040	28,224

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$859,639	$893,156	$2,401,442	$2,576,088

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

(unaudited)

DISTRIBUTION FUND

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

BALANCE, beginning of period	$-	$-	$-	$-

ADDITIONS:
Amounts available for distribution	859,639	893,156	2,401,442	2,576,088
Interest received or receivable from Maintenance Escrow Fund	602	467	1,172	923
REDUCTIONS:
Amounts accrued or paid to participants	(860,241)	(893,623)	(2,402,614)	(2,577,011)
BALANCE, end of period	$-	$-	$-	$-

MAINTENANCE ESCROW FUND

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

BALANCE, beginning of period	$621,449	$723,041	$620,809	$744,175

ADDITIONS:
Charges to participants to establish or restore escrow balances	121,183	86,678	255,970	190,155
REDUCTIONS:
Maintenance charges	(120,284)	(121,063)	(231,133)	(224,734)
Member accounts & miscellaneous	(5)	(383)	(497)	(2,603)
Refunds to participants as prescribed by the master lease agreements	(2,314)	(2,849)	(25,120)	(21,569)
BALANCE, end of period	$620,029	$685,424	$620,029	$685,424

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

The LAC, subject to the restriction in the MLA, invests the Maintenance Escrow Fund on behalf of the Participants. Income earned on the investments of the Maintenance Escrow Funds is allocated proportionately to the respective Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. The funds are generally held in certificates of deposit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We operate Innisbrook Resort and Golf Club (the “Resort” or the “Company”) in Palm Harbor, Florida, containing 1,216 condominium units; all of which have been sold to third parties or to affiliates of the Company. 409 of the condominium units are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainder of the condominium units are owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities and administrative offices.

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

Results of operations for the three months ended June 30, 2016 and 2015 (unaudited) were as follows:

	Three months ended June 30,
	2016	%	2015	%	Inc/(dec)	% Chg

Resort Revenues	$9,647,781	100.0%	$9,003,170	100.0%	$644,611	7.2%
Costs and Expenses:
Operating costs and expenses	4,328,105	44.9%	4,055,782	45.0%	272,323	6.7%
General and administrative	4,988,595	51.7%	4,760,317	52.9%	228,278	4.8%
Depreciation and amortization	617,679	6.4%	489,053	5.4%	128,626	26.3%
Total costs and expenses	9,934,379	103.0%	9,305,152	103.4%	629,227	6.8%
Operating loss	(286,598)	-3.0%	(301,982)	-3.4%	15,384	-5.1%
Interest (expense), net	(11,200)	-0.1%	(12,700)	0.1%	1,500	11.8%
Net loss	$(297,798)	-3.1%	$(314,682)	-3.5%	$16,884	-5.4%

For the second quarter 2016, resort revenues were higher by $644,611 or 7.2% as compared to the same period last year. Room revenues were up $22,000 due to increased occupancy. The leisure and package segment revenues lagged behind, consistent with the Florida market, last year for the quarter, but group activity more than made up for the shortfall. Food and Beverage total revenues exceed last year by $185,973. Golf revenues exceeded last year by $350,145, with the reopening of Copperhead in 2016.

Operating costs and expenses were well managed during the quarter and were more efficient than last year by .1% Administrative expenses were higher due to the planned increase in spending in Sales and Marketing. Depreciation expense increased this quarter primarily because of depreciation of equipment under capital leases that were placed in service late in 2015. Our interest expense has decreased to last year by $1,500.

Results of operations for the six months ended June 30, 2016 and 2015 (unaudited) were as follows:

	Six months ended June 30,
	2016	%	2015	%	Inc/(dec)	% Chg

Resort Revenues	$23,979,956	100.00%	$24,531,228	100.00%	$(551,272)	-2.2%
Costs and Expenses:
Operating costs and expenses	9,483,930	39.55%	9,535,606	38.87%	(51,676)	-0.5%
General and administrative	11,365,455	47.40%	11,275,095	45.96%	90,360	0.8%
Depreciation and amortization	1,222,168	5.10%	1,015,572	4.14%	206,596	20.3%
Total costs and expenses	22,071,553	92.04%	21,826,273	88.97%	245,280	1.1%
Operating income	1,908,403	7.96%	2,704,955	11.03%	(796,552)	-29.4%
Interest expense, net	(28,936)	-0.12%	(27,894)	-0.11%	(1,042)	-3.7%
Net income	$1,879,467	7.84%	$2,677,061	10.91%	$(797,594)	-29.8%

During the mid-year 2016, resort revenues decreased $(551,272) or -2.2% as compared to the same period last year. Reasons for the shortfall were due to the difficult first quarter 2016 and several last minute cancellations of group business. Room revenues were down $(323,650) or 4.6%. In all areas, leisure, group and packages, there was little mitigation of the first quarter’s shortfall. The decreased revenues in our Food and Beverage Division was softened slightly by the second quarter, but year to date, we are still down $(567,787) to last year. Golf Operations improved overall compared to last year, by $89,850 due to the re-opening of the Copperhead course.

Operating costs and expenses were less than last year by $51,676. Our General and Administrative expenses exceeded last year due to planned increases in the Sales and Marketing area. Depreciation expense increased this quarter primarily because of depreciation of equipment under capital leases that was placed in service late in 2015. Our interest expense has increased slightly over last year.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and to select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These accounting policies have been described on our Annual Report on Form 10-K for the year ended December 31, 2015, and there have been no material changes during the six months ended June 30, 2016.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU No. 2014-09 will have on our financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016 – 02, “Leases (Topic 842).” This standard establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Upon implementation, lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. The new guidance is effective for fiscal years beginning after December 15, 2018,  including interim periods within those fiscal years. Early application is permitted.  We are currently evaluating the impact of adopting the new standard, but have not yet determined the impact of adoption on our financial statements.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer, have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2016, that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our operations, we are subject to claims and lawsuits. We do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

On January 16, 2015, we entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes relating to certain arbitration. We agreed to provide a credit to be used over a three-year period that commenced on March 1, 2015. The credit is divided equally among the three-year period with no rollover of unused amounts from one year to another. At June 30, 2016, our remaining liability under this arrangement is approximately $246,000.

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

SALAMANDER INNISBROOK, LLC (Registrant)

Date: August 10, 2016	/s/ Prem Devedas
Prem Devedas
Manager (Chief Executive Officer)

Date: August 10, 2016	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer (Principal Financial and Accounting Officer)

