Form 10-Q
period 2016-09-30
Salamander Innisbrook, LLC
filed 2016-11-14
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The Rental Pool operated by the Registrant has 405 condominium rental pool units owned by approximately 417 condominium owners as of September 30, 2016.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash	$1,534,084	$1,429,716
Accounts receivable, net	1,247,056	1,368,462
Inventories and supplies	905,456	897,360
Prepaid expenses and other	899,920	733,020
Total current assets	4,586,516	4,428,558

Property, buildings and equipment, net	38,550,809	39,963,759
Intangibles, net	4,330,001	4,330,001
Due from affiliates	213,368	-
Deposits and other assets	273,493	282,176
Total assets	$47,954,187	$49,004,494

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$1,484,360	$1,697,966
Accrued liabilities	3,243,645	2,147,101
Deferred revenue	3,073,224	3,375,697
Current portion - capital leases	406,701	400,375
Due to affiliates	-	144,938
Total current liabilities	8,207,930	7,766,077

Deferred revenue	919,744	995,653
Capital leases, net of current portion	1,054,216	1,358,846

Total liabilities	10,181,890	10,120,576

Commitments and Contingencies (Note 4)

Member's equity	37,772,297	38,883,918
Total liabilities and member’s equity	$47,954,187	$49,004,494

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Resort revenues	$7,267,564	$5,138,030	$31,247,520	$29,669,258

Costs and expenses:
Operating costs and expenses	3,960,721	3,276,817	13,444,651	12,812,423
General and administrative	4,663,652	3,919,959	16,029,107	15,195,054
Depreciation and amortization	613,436	650,434	1,835,604	1,666,006
Total costs and expenses	9,237,809	7,847,210	31,309,362	29,673,483

Operating loss	(1,970,245)	(2,709,180)	(61,842)	(4,225)

Interest expense, net	(11,721)	(16,961)	(40,657)	(44,855)

Net loss	(1,981,966)	(2,726,141)	(102,499)	(49,080)

Member's equity, beginning of period	39,757,000	37,756,561	38,883,918	36,318,703
Member contributions (distributions), net	(2,737)	2,453,740	(1,009,122)	1,214,537
Member's equity, end of period	$37,772,297	$37,484,160	$37,772,297	$37,484,160

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(102,499)	$(49,080)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	25,770	24,583
Depreciation and amortization	1,835,605	1,666,006
Other changes in operating assets and liabilities	75,571	1,081,994
Net cash provided by operating activities	1,834,447	2,723,503

Cash flows from investing activities:
Purchases of property and equipment	(422,653)	(4,060,576)
Net cash used in investing activities	(422,653)	(4,060,576)

Cash flows from financing activities:
Repayment of capital lease obligations	(298,304)	(232,971)
Member contributions (distributions), net	(1,009,122)	1,214,537
Net cash used in financing activities	(1,307,426)	981,566

Net change in cash	104,368	(355,507)

Cash, beginning of period	1,429,716	1,063,338
Cash, end of period	$1,534,084	$707,831

Supplemental disclosure of cash flow information:
Cash paid for interest	$40,657	$44,855

Non-cash investing and financing activities:
Acquisition of equipment with capital leases	$-	$2,059,243

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

The Company controls and operates the Rental Pool Lease Operations (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 405 units or 506 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

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

Note 2. Accounts Receivable

Accounts receivable consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Trade accounts receivable	$1,140,963	$1,221,629
Other receivables	121,311	176,892
Less allowance for bad debts	(15,218)	(30,059)
	$1,247,056	$1,368,462

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Land and land improvements	$21,393,643	$21,329,563
Buildings	25,460,387	25,460,387
Furniture, fixtures and equipment	11,270,334	11,128,876
Contruction in progress	326,750	109,635
	58,451,114	58,028,461
Less accumulated depreciation	(19,900,305)	(18,064,702)
	$38,550,809	$39,963,759

Note 4. Commitments and Contingencies

In the normal course of our operations, we are periodically subject to claims and lawsuits. However, no such matters existed at September 30, 2016 or December 31, 2015.

Note 5. Related Party Transactions

We incurred management fees to an affiliate of $219,653 and $154,106 for the three month periods ended September 30, 2016 and 2015, and $937,406 and $890,082 for the nine month periods ended September 30, 2016 and 2015, respectively. These fees are included in general and administrative expenses in the Condensed Statements of Operations.

At September 30, 2016 and December 31, 2015, amounts due (to)/ from affiliates were $213,368 and $(144,938), respectively, which balances are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $99,267 and $115,363 for the three month periods ended September 30, 2016 and 2015, and $262,908 and $282,005 for the nine month periods ended September 30, 2016 and 2015, respectively, as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are included in general and administrative expenses in the Condensed Statements of Operations.

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

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

DISTRIBUTION FUND

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

CASH	$-	$450,000
RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC
FOR DISTRIBUTION	740,374	275,882
INTEREST RECEIVABLE FROM MAINTENANCE
ESCROW FUND	717	424
	741,091	726,306

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$741,091	$726,306
	$741,091	$726,306

MAINTENANCE ESCROW FUND

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

CASH	$133,856	$130,865
CASH EQUIVALENTS	550,000	550,000
INTEREST RECEIVABLE	5,435	5,292
	$689,291	686,157

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$52,116	$31,152
INTEREST PAYABLE TO DISTRIBUTION FUND	717	424
TOTAL LIABILITIES	52,833	31,576

CARPET CARE RESERVE	28,882	33,772
PARTICIPANTS' FUND BALANCES	607,576	620,809
	$689,291	$686,157

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

GROSS REVENUES	$2,113,254	$1,621,043	$8,798,303	$8,628,404

DEDUCTIONS:
Agents' commissions	87,832	70,701	339,810	287,180
Credit card fees	59,278	49,311	246,817	246,960
Audit fees	18,000	16,500	54,000	49,500
Linen replacements	17,992	21,483	52,812	74,734
Uncollected room rents	594	-	17,360	4,362
Rental pool complimentary fees	8,023	5,137	21,213	22,579
	191,719	163,132	732,012	685,315

ADJUSTED GROSS REVENUES	1,921,535	1,457,911	8,066,291	7,943,089

AMOUNT RETAINED BY LESSEE	(1,152,921)	(874,746)	(4,839,775)	(4,765,853)

GROSS INCOME DISTRIBUTION	768,614	583,165	3,226,516	3,177,236

ADJUSTMENTS TO GROSS
INCOME DISTRIBUTION:
General pooled expense	(1,749)	(1,064)	(5,240)	(4,166)
Miscellaneous pool adjustments	979	(75)	924	(76)
Corporate complimentary occupancy fees	992	1,319	6,432	8,424
Occupancy fees	(334,618)	(255,448)	(1,109,491)	(1,056,604)
Advisory Committee expenses	(32,986)	(37,385)	(105,120)	(96,177)

NET INCOME DISTRIBUTION	401,232	290,512	2,014,021	2,028,637

ADJUSTMENTS TO NET INCOME
DISTRIBUTION:
Occupancy fees	334,618	255,448	1,109,491	1,056,604
Hospitality suite fees	449	-	2,188	8,584
Associate room fees	4,075	7,798	16,116	36,022

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$740,374	$553,758	$3,141,814	$3,129,847

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

DISTRIBUTION FUND

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

BALANCE, beginning of period	$-	$-	$-	$-

ADDITIONS:
Amounts available for distribution	740,374	553,758	3,141,816	3,129,847
Interest received or receivable from Maintenance Escrow Fund	717	398	717	1,320
REDUCTIONS:
Amounts accrued or paid to participants	(741,091)	(554,156)	(3,142,533)	(3,131,167)
BALANCE, end of period	$-	$-	$-	$-

MAINTENANCE ESCROW FUND

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

BALANCE, beginning of period	$620,029	$685,424	$620,809	$744,175

ADDITIONS:
Charges to participants to establish or restore escrow balances	130,300	105,479	386,270	295,634
REDUCTIONS:
Maintenance charges	(140,805)	(150,086)	(371,939)	(374,909)
Member accounts & miscellaneous	(1,016)	(45)	(1,512)	(2,558)
Refunds to participants as prescribed by the master lease agreements	(932)	(8,790)	(26,052)	(30,360)
BALANCE, end of period	$607,576	$631,982	$607,576	$631,982

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

The Rental Pool consists of condominiums at the Resort which are leased by the Company from their owners and used as hotel accommodations for the resort. The Master Lease Agreement (“MLA”) provides that on an annual basis each owner (the “Participant”) may elect to participate in the Rental Pool for the following year by signing an Annual Lease Agreement (“ALA”). Any condominium unit owner who does not sign the ALA is not permitted to participate in the Rental Pool for the following year. Under the MLA, the Participants are entitled to a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million of Adjusted Gross Revenues; 45% between $10 million and $11 million and 50% above $11 million. Adjusted Gross Revenues are primarily defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees (when the unit is used for Rental Pool Comps or as a model), linen replacements and credit card fees. Each Participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Company to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We operate Innisbrook Resort and Golf Club (the “Resort” or the “Company”) in Palm Harbor, Florida, containing 1,216 condominium units; all of which have been sold to third parties or to affiliates of the Company. 405 of the condominium units are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainders of the condominium units are owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities and administrative offices.

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

Results of operations for the three months ended September 30, 2016 and 2015 (unaudited) were as follows:

	Three months ended September 30,
	2016	%	2015	%	Inc/(dec)	% Chg

Resort Revenues	$7,267,564	100.0%	$5,138,030	100.0%	$2,129,534	41.4%
Costs and Expenses:
Operating costs and expenses	3,960,721	54.5%	3,276,817	63.8%	683,904	20.9%
General and administrative	4,663,652	64.2%	3,919,959	76.3%	743,693	19.0%
Depreciation and amortization	613,436	8.4%	650,434	12.7%	(36,998)	-5.7%
Total costs and expenses	9,237,809	127.1%	7,847,210	152.7%	1,390,599	17.7%
Operating loss	(1,970,245)	-27.1%	(2,709,180)	-52.7%	738,935	-27.3%
Interest (expense), net	(11,721)	-0.2%	(16,961)	0.3%	5,240	30.9%
Net loss	$(1,981,966)	-27.3%	$(2,726,141)	-53.1%	$744,175	-27.3%

For the third quarter 2016, resort revenues increased by $2,129,000 or 41.4% as compared to the same period last year due to increased occupancy. Room revenues were up $494,000 over last year of which our Group (normally exceeding 10 rooms per night) segment contributed $309,000. Our F&B operations increased $663,000 or 49.6% over 2015 due to the Group & Golf activity. With the completion of the Copperhead restoration earlier this year, Golf revenues continue a strong growth exceeding last year same period by $750,000.

Operating costs and expenses were well managed during the quarter as a percentage of revenue. Administrative expenses continue higher due to the planned increase in spending in Sales and Marketing. Other areas in G&A such as credit card commissions, relocation and security contract all increased over the 2015 quarter.

Results of operations for the nine months ended September 30, 2016 and 2015 (unaudited) were as follows:

	Nine months ended September 30,
	2016	%	2015	%	Inc/(dec)	% Chg

Resort Revenues	$31,247,520	100.00%	$29,669,258	100.00%	$1,578,262	5.3%
Costs and Expenses:
Operating costs and expenses	13,444,651	43.03%	12,812,423	43.18%	632,228	4.9%
General and administrative	16,029,107	51.30%	15,195,054	51.21%	834,053	5.5%
Depreciation and amortization	1,835,604	5.87%	1,666,006	5.62%	169,598	10.2%
Total costs and expenses	31,309,362	100.20%	29,673,483	100.01%	1,635,879	5.5%
Operating loss	(61,842)	-0.20%	(4,225)	-0.01%	(57,617)	1363.7%
Interest expense, net	(40,657)	-0.13%	(44,855)	-0.15%	4,198	9.4%
Net loss	$(102,499)	-0.33%	$(49,080)	-0.17%	$(53,419)	108.8%

With the strong third quarter results, resort revenues increased $1,578,262 or 5.3% as compared to year over year. The increase in occupied nights of 3,799 or 6% resulted in revenue increases in the Transient segment of $71,278 and Group segment of $152,031. Our Food & Beverage revenues increased $95,387. Our golf revenues have increased year over year $839,768 or 13% due to the re-opening of the Copperhead course.

Operating costs and expenses were relatively flat year over year. Our General and Administrative expenses exceeded last year due to planned increases in the Sales and Marketing area. Depreciation expense reflects a modest increase primarily because of depreciation of equipment under capital leases that was placed in service late in 2015, which was partially offset because many of the assets reaching full depreciation. Our interest expense has decreased 9% from last year due to better cash management.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and to select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2015, and there have been no material changes during the nine months ended September 30, 2016.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU No. 2014-09 supersedes most existing revenue recognition guidance in U.S. GAAP, and it permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which delayed the effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. In the first six months of fiscal 2016, the FASB issued guidance clarifying the interpretation of certain principles of ASU No. 2014-09. The Company is evaluating the effect that this revenue recognition guidance will have on its financial statements and related disclosures.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer, have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2016, that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our operations, we are periodically subject to claims and lawsuits.

On January 16, 2015, we entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes relating to certain arbitration. We agreed to provide a credit to be used over a three-year period that commenced on March 1, 2015. The credit is divided equally among the three-year period with no rollover of unused amounts from one year to another. At September 30, 2016, our remaining liability under this arrangement is approximately $202,000.

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

SALAMANDER INNISBROOK, LLC (Registrant)

Date: November 14, 2016	/s/	Prem Devedas
Prem Devedas
Manager (Chief Executive Officer)

Date: November 14, 2016	/s/	Dale Pelletier
Dale Pelletier
Chief Financial Officer (Principal Financial and Accounting Officer)

