Form 10-K
period 2016-12-31
Salamander Innisbrook, LLC
filed 2017-04-03
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission File No.  333-147447

SALAMANDER INNISBROOK, LLC

State of Organization: Florida	IRS Employer Identification No. 26-0442888

36750 US Highway 19 North, Palm Harbor, FL 34684
Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

505 Condominium Rental Pool Units

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

Yes ☐ No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of December 31, 2016.

Issuer has no common stock subject to this report.

SALAMANDER INNISBROOK, LLC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

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

PART I

ITEM 1. BUSINESS

Background

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”) was formed June 14, 2007 by Salamander Farms, LLC under the laws of the state of Florida for the purpose of owning and operating Innisbrook Resort and Golf Club (the “Resort”). On July 16, 2007, we, together with our affiliates, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, purchased the Resort and all of the equity interest in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a full service 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1,216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 415 condominium owners (representing 505 units) participate in a rental pool (the “Rental Pool”) operated by the Company.

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

Environmental Matters

Operations of the golf courses at the Resort involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. As of December 31, 2016, there were no violations imposed against the Company.

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

Employees

As of December 31, 2016, there were approximately 640 employees, with approximately 447 full time and approximately 193 part time or casual laborers who are engaged as needed.

Code of Ethics

See Part III, Item 10 for discussion of our Code of Business Conduct.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Resort is situated on approximately 900 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, 357, on average, participate in the Rental Pool on a year-to-year basis. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. Salamander Innisbrook Condominium, LLC, a related party, owns three condominium units, two of which participate in the Rental Pool in the same fashion as all other Rental Pool participants. Approximately 20% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. As a result of the potential use of lockout master bedroom units, the total number of rooms at the resort is 1,216 and the average of 357 units participating in the Rental Pool at any one time is equivalent to approximately 505 hotel rooms. The Resort complex includes 72 holes of golf; practice ranges; three clubhouses with retail, golf, and food and beverage outlets; three conference and exhibit buildings; a full service spa and fitness center; six swimming pools including a themed water attraction; a recreation facility; a tennis facility and numerous administrative and support structures. These amenities are owned by the Company and have undergone substantial renovation and improvements since we purchased the Resort in 2007.

ITEM 3. LEGAL PROCEEDINGS

The Company is periodically involved in litigation in the ordinary course of business. In the opinion of the Company’s management, the effect of these claims, if any, is not material to the Company’s financial condition and results of operations.

On January 16, 2015, the Company entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. The Company has agreed to provide a credit to be used over a three-year period commencing March 1, 2015 through March 1, 2018. The credit, which approximated $350,000, is being divided equally among the three-year period with no rollover of unused amounts from one year to another. The liability approximated $178,300 at December 31, 2016.

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

Our intangible assets consist of: (i) the water contract; and (ii)  the trademark and the trade name. The valuation of the water contract is based on the projected annual savings associated with having this contract. The valuation of the trademark and trade name is derived from the residual revenue stream from the Resort revenues that is attributed to the Innisbrook trade name. We attribute an indefinite life to both of these intangible.

During the fourth quarter of 2016, we reviewed our intangible assets, and based on the results, we determined that no impairment of intangible assets existed at December 31, 2016, and there has been no indication of impairment since that date.

Impairment of Other Long-Lived Assets

We review our other long-lived assets, including our finite lived intangible and property, buildings and equipment, for impairment if a significant event occurs or circumstances indicate that the assets may not be recoverable by comparing the carrying values of the assets with their estimated future undiscounted cash flows. In reviewing for impairment of our other long-lived assets, we review the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by discounted cash flow analysis, giving consideration to recent operating performance and pricing trends. At December 31, 2016, we believe the carrying values of our other long-lived assets are recoverable.

Loss Contingencies

We estimate loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. There have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2016.

Results of Operations

	Year ended December 31,
	2016	%	2015	%	Inc/(dec)	% Chg

Resort Revenues	$41,179,846	100.00%	$38,624,144	100.00%	$2,555,702	6.6%
Costs and Expenses:
Operating costs and expenses	18,138,855	44.05%	17,008,529	44.04%	1,130,326	6.6%
General and administrative	20,595,817	50.01%	19,716,780	51.05%	879,037	4.5%
Depreciation and amortization	2,491,475	6.05%	2,380,088	6.16%	111,387	4.7%
Total costs and expenses	41,226,147	100.11%	39,105,397	101.25%	2,120,750	5.4%
Operating loss before interest	(46,301)	-0.11%	(481,253)	-1.25%	434,952	-90.4%
Interest expense, net	(53,712)	-0.13%	(54,321)	-0.14%	609	-1.1%
Net loss	$(100,013)	-0.24%	$(535,574)	-1.39%	$435,561	-81.3%

For the year ended December 31, 2016, we saw a 5.9% increase year over year in the transient room revenue segment. In the group room revenue segment, we experienced a 3.3% increase over 2015, which occurred primarily in the third quarter. The package leisure room revenue segment improved year over year 2.9%. Overall room’s revenue increased 4.6% year over year.

Because of lower spend groups, food and beverage did not improve year over year. Our growth was in our outlets which is less profitable. Overall food and beverage fell short of 2015 revenues by ..05%. Profitability in the Food and Beverage department was further impacted by the necessary purchase of operating equipment (china, glass, utensils, etc.).

The Golf operation experienced the benefit of having all four courses available for play. Golf fees were up 16.5% year over year and retail related revenues improved 18.2% year over year. Tournament fees, which are the biggest impact in the other fees category were higher due to the Copperhead Charity requesting additional limitation play on the Copperhead course prior to the Tournament. This contributed to a 20% increase year over year of Golf profitability.

Overall, the resort demonstrated improvement in reduction of overall loss compared to 2015.

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

Liquidity and Capital Resources

Our reported net losses decreased $435,561 resulting in a $100,013 loss compared to the same period last year. Revenue Growth year over year was 6.6%. $2,491,475 of the 2016 net loss was attributable to depreciation and amortization. Our operating costs and planned expenditures for capital additions and improvements were expected to be adequately funded by cash on hand at December 31, 2016, cash generated by the Resort’s operations, funding from our sole member or affiliates’ current cash reserves.

The operation of the Resort is not considered to be dependent on any individual or small group of customers; accordingly the loss of any one customer would not have a material adverse effect on the Company’s business or financial condition.

On March 28, 2017, the Company and Salamander Innisbrook Condominium, LLC, a related party, obtained a loan in the amount of fifteen million dollars ($15,000,000) from Branch Banking and Trust Company (BB&T).  The loan is to be repaid over a five (5) year period in monthly installments of principal plus interest based on a 15 year amortization schedule commencing on May 5, 2017 with the remaining unpaid balance due in full at the end of the five (5) year period. The interest for the loan is the One Month LIBOR Rate plus two and one quarter percent (2.25%) per annum adjusted monthly on the first day of each LIBOR interest period.  The loan is collateralized by the real and personal property of the Company and Salamander Innisbrook Condominium, LLC, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates. We will distribute these funds to our Member as a partial return of the capital it has invested. The related loan documents are filed as Exhibit 10.1 to the filing.

Environmental Matters

None

Off Balance Sheet Arrangements

As of December 31, 2016, we have no unconsolidated subsidiaries.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2016, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

Management’s Report Internal Controls Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on the assessment, management concluded that, as of December 31, 2016, the Company’s internal controls over financial reporting were effective.

This annual report does not include an attestation report of the Company’s registered certified public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information about our executive officers:

Name	Age	Position
Prem Devadas	60	Manager
Dale Pelletier	58	CFO, Salamander Hospitality LLC

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the year ended December 31, 2016 and 2015 to our executive officers.

Name and Principal Position		Salary and Commission	Bonus	Other Annual Compensation	All Other Compensation
Prem Devadas	2016	$—	$—	$—	$—
Manager (1)	2015	$—	$—	$—	$—
Dale Pelletier	2016	$—	$—	$—	$—
Chief Financial Officer (1)	2015	$—	$—	$—	$—

(1)	Messrs. Devadas and Pelletier are not compensated directly by us for services as our executive officers; however, they receive compensation from an affiliate of the single member, to whom we pay management fees, for service as its executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are wholly owned by Salamander Farms, LLC which has sole voting and dispositive power over our interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

(a)	Transactions with Management and Others

None.

(b)	Certain Business Relationships

Under the new Agreement with the Rental Pool participants, the Resort pays the participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million; 45% between $10 million and $11 million and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

We paid management fees to an affiliate of approximately $1,235,361 and $1,158,725 for the years ended December 31, 2016 and 2015, respectively. These fees are included in general and administrative expenses in the Statements of Operations.

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid the Company approximately $381,149 and $376,025 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2016 and 2015, respectively.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums which were acquired from the former owner. Its condominiums participated in the Rental Pool under the MLA in the same manner as all other Rental Pool participants.

At December 31, 2016 and 2015, the Company had amounts due from/(to) affiliates of $120,104 and $(144,938), respectively, which are non-interest bearing and are due on demand.

Golf Host Securities, Inc. is an on-site real estate broker/dealer for the resale of the Resort’s condominium units owned by Salamander Farms, LLC. Approximately $31,000 was paid to the Company for rent and related accounting services for the years ended December 31, 2016 and 2015.

(c)	Indebtedness of Management

None.

(d)	Transactions with Promoters

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were incurred from Frazier & Deeter for services related to the years ended December 31, 2016 and 2015.

Audit Fees: $72,000 and $66,000 for each of the fiscal years ended December 31, 2016 and 2015, respectively, for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

Audit-Related Fees: None.

Tax Fees: None.

All other fees: None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements and exhibits filed as part of this annual report on Form 10-K are listed on pages 13 and 35, and are incorporated herein by reference.

12

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Sole Member and Manager

Salamander Innisbrook, LLC

Palm Harbor, Florida

We have audited the accompanying balance sheets of Salamander Innisbrook, LLC (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations and changes in member’s equity, and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Frazier & Deeter, LLC

Frazier & Deeter, LLC

Tampa, FL

March 31, 2017

SALAMANDER INNISBROOK, LLC

BALANCE SHEETS

December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015

Assets
Current assets:
Cash	$1,141,869	$1,429,716
Accounts receivable, net	1,714,624	1,368,462
Inventories and supplies	909,599	897,360
Prepaid expenses and other	803,480	733,020
Total current assets	4,569,572	4,428,558

Property, buildings and equipment, net	38,106,125	39,963,759
Intangibles, net	4,330,001	4,330,001
Due from affiliates	120,104	-
Deposits and other assets	267,054	282,176
Total assets	$47,392,856	$49,004,494

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$1,541,263	$1,697,966
Accrued liabilities	2,491,209	2,147,101
Deferred revenue	3,310,280	3,375,697
Current portion - capital leases	425,837	400,375
Due to affiliates	-	144,938
Total current liabilities	7,768,589	7,766,077

Deferred revenue	918,020	995,653
Capital leases, net of current portion	934,198	1,358,846

Total liabilities	9,620,807	10,120,576

Commitments and Contingencies (Notes 6 and 7)

Member's equity	37,772,049	38,883,918
Total liabilities and member’s equity	$47,392,856	$49,004,494

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

For the Years Ended December 31, 2016 and 2015

	2016	2015

Resort revenues	$41,179,846	$38,624,144

Costs and expenses:
Operating costs and expenses	18,138,855	17,008,529
General and administrative	20,595,817	19,716,780
Depreciation and amortization	2,491,475	2,380,088
Total costs and expenses	41,226,147	39,105,397

Operating loss	(46,301)	(481,253)

Interest expense, net	(53,712)	(54,321)

Net loss	(100,013)	(535,574)

Member's equity, beginning of period	38,883,918	36,318,703
Member contributions (distributions), net	(1,011,856)	3,100,789
Member's equity, end of period	$37,772,049	$38,883,918

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016 and 2015

	2016	2015

Cash flows from operating activities:
Net loss	$(100,013)	$(535,574)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Provision for bad debts	37,750	48,703
Depreciation and amortization	2,491,477	2,380,088
Other changes in operating assets and liabilities	(672,178)	379,713
Net cash provided by operating activities	1,757,036	2,272,930

Cash flows from investing activities:
Purchases of property and equipment	(633,841)	(4,707,319)
Net cash used in investing activities	(633,841)	(4,707,319)

Cash flows from financing activities:
Repayment of capital lease obligations	(399,186)	(300,022)
Member contributions (distributions), net	(1,011,856)	3,100,789
Net cash used in financing activities	(1,411,042)	2,800,767

Net change in cash	(287,847)	366,378

Cash, beginning of period	1,429,716	1,063,338
Cash, end of period	$1,141,869	$1,429,716

Supplemental disclosure of cash flow information:
Cash paid for interest	$53,712	$54,321

Non-cash investing and financing activities:
Acquisition of equipment with capital leases	$-	$2,059,243

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2016 and 2015

1. Nature of Business

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”), together with our affiliates, Salamander Innisbrook Securities, LLC, and Salamander Innisbrook Condominium, LLC owns and operates the Innisbrook Resort and Golf Club (the “Resort”). The Company is owned by a sole member who does not have any personal liability for any of the Company’s obligations except as expressly provided by law and/or contractual obligation.

The Company controls and operates the Rental Pool Lease Operations (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 357 units or 505 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

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

Revenue Recognition and Deferred Revenue - Revenue from rooms, green fees, food and beverage sales and other merchandise sales are generally recognized at the time of sale. Membership dues and annual fees are recognized ratably over the applicable period. The following table sets forth the percentage of the Resort’s total revenues attributable to the categories listed for the years ended December 31, 2016 and 2015.

	2016	2015
Revenues
Rental pool revenues	27.2%	27.8%
Resort facilities and other resort revenue	72.8%	72.2%
Total	100.0%	100.0%

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

The Company’s management reviews accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be doubtful is included in the allowance for doubtful accounts. The balance in the allowance for doubtful accounts was $15,141 and $30,059 as of December 31, 2016 and 2015, respectively. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

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

Category	Average Lives (in Years)
Buildings	40
Land improvements	20
Machinery and equipment	3 to 7
Assets recorded under capital leases	3 to 7

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

Intangibles - Our indefinite lived intangibles consist of our trade name valued at $2,300,00 and a water contract valued at $2,030,000. The Company evaluates intangible assets for impairment annually or earlier if a significant event occurs or circumstances indicate that the assets may not be recoverable. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant negative industry or economic trends. During the fourth quarter of 2016, the Company completed its annual intangible impairment assessment, and based on the results, the Company determined that no impairment of intangible assets existed at December 31, 2016.

Advertising - Advertising costs are expensed as incurred and amounted to $628,869 and $671,472 for the years ended December 31, 2016 and 2015, respectively.

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

We evaluate the validity of our conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood  of a tax position’s sustainability under examination.  Our member files income tax returns in the U.S. federal jurisdiction and the State of Virginia. At December 31, 2016, we do not believe that any uncertain tax positions exist. We remain subject to examination by tax authorities for all years since our inception on June 14, 2007.

Recently Issued Accounting Pronouncements - The Financial Accounting Standards Board has recently issued several Financial Accounting Standards.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, (“ASU 2015-11”), Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires an entity to measure in scope inventory at the lower of cost and net realizable value. The amendment does not apply to inventory that is measured using the last-in, first-out or the retail inventory method. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and is to be applied prospectively. We do not expect the adoption of this standard will have a material effect on our consolidated financial statements.

Reclassifications – Certain amounts in the 2015 financial statements have been reclassified to conform to the presentation in the 2016 financial statements.

3. Accounts Receivable

Accounts receivable consist of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Trade accounts receivable	$1,477,231	$1,221,629
Other receivables	252,534	176,892
Less allowance for bad debts	(15,141)	(30,059)
	$1,714,624	$1,368,462

Other receivables include related party receivables of approximately $107,610 and $83,008 due from Innisbrook Condominium Association at December 31, 2016 and 2015, respectively.

4. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Land and land improvements	$21,422,543	$21,329,563
Buildings	25,460,387	25,460,387
Furniture, fixtures and equipment	11,758,250	11,128,876
Contruction in progress	21,121	109,635
	58,662,301	58,028,461
Less accumulated depreciation	(20,556,176)	(18,064,702)
	$38,106,125	$39,963,759

Depreciation expense was $2,491,475 and $2,380,088 for the years ended December 31, 2016 and 2015, respectively. The cost of assets under capital leases for equipment was $2,059,243 as of December 31, 2016 and 2015. Depreciation expense and related accumulated depreciation for assets under capital leases was $423,333 and $805,702 as of and for the year ended December 31, 2016 and $382,368 as of and for the year ended December 31, 2015.

5. Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2016 and 2015:

	2016	2015
Rental pool lease distribution payable	$835,000	$275,882
Accrued payroll costs	1,163,379	1,211,381
Other	492,830	659,838
	$2,491,209	$2,147,101

6. Leases

Through July 31, 2015, we were obligated under two operating leases for equipment with Agricredit Acceptance, LLC. On August 1, 2015, we entered into a new master lease agreement with Agricredit-Acceptance, LLC for vehicles by Club Car, LLC. The agreement replaced our expired lease agreement and provides for two leases, golf carts and utility vehicles, with payments commencing in December, 2015. The term of each lease is 48 months and the monthly lease payments are approximately $21,200 and $11,100, respectively. Lease expense amounted to approximately $387,600 and $340,000 for the years ended December 31, 2016 and 2015, respectively

Future minimum lease payments under operating leases are as follows:

	2017	2018	2019	Total

Agri Credit - golf & utility carts	$376,191	$376,191	$250,794	$1,003,176

During the fourth quarter of 2014, the Company entered into a master lease agreement with PNC Equipment Finance, LLC for the lease of golf course equipment. The Company is obligated under five capital leases that were recorded in the first quarter 2015 when all of the equipment was received. The term of each lease is 60 months, with interest rates ranging from 2% to 4.45%, and the monthly lease payments vary in amount. The leases contain bargain purchase options that allow us to purchased the leased equipment for a minimal amount upon the expiration of the lease term. Equipment acquired under capital leases is pledged as collateral to secure the performance of the future minimum lease payments. Future minimum lease payments under capital lease obligations are as follows:

Years ending December 31,
2017	$460,138
2018	460,138
2019	460,138
2020	133,661
Total future minimum lease payments	1,514,075

Less amount representing interest	(154,040)

Present value of future minimum lease payments	1,360,035

Less Current maturities	(425,837)

Obligations under capital leases - long term	$934,198

7. Other Commitments and Contingencies

Claims and Lawsuits

The Company may be involved in litigation in the ordinary course of business from time to time. In the opinion of the Company’s management, insurance or indemnification from other third parties adequately covers these matters, if any, and the effect, if any, of these claims is not material to the Company’s financial condition and results of operations.

On January 16, 2015, the Company entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. The Company agreed to provide a credit to be used over a three-year period commencing March 1, 2015 through March 1, 2018. The credit will be divided equally among the three-year period with no rollover of unused amounts from one year to another. As of December 31, 2016,the liability related to the settlement credit it $178,259.

Benefit Plans

The Company sponsors a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of the contributions of each employee. The Company made matching contributions of approximately $207,982 and $206,674 for the years ended December 31, 2016 and 2015, respectively.

8. Rental Pool Operations

Historically, there had been several different Rental Pool programs offered to the condominium owners As of January 1, 2004, all condominium owners participating in the rental pool are participating pursuant to a New Master Lease Agreement (“ NMLA”). The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook Rental Pool participants and 60% to the Company. In December 2013, a new Master Lease Agreement was agreed upon by both Management and the Lessors Advisory Committee (“LAC”). Under the new Agreement, the Resort pays the participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million; 45% between $10 million and $11 million and 50% above $11 million. The Lessors are also entitled to 35 nights in-season, complimentary gift certificates for golf & food & beverage, and their guests, when occupying the participants units, will be entitled to the same privileges as the Lessors.

9. Related Party Transactions

We paid management fees to an affiliate of approximately $1,235,361 and $1,158,725 for the years ended December 31, 2016 and 2015, respectively. These fees are included in general and administrative expenses in the Statements of Operations.

At December 31, 2016 and 2015, the amounts due from (to) affiliates amounted to $120,104 and $(144,938) respectively, which are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us approximately $381,149 and $376,025 as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies during the years ended December 31, 2016 and 2015, respectively. These reimbursements are included in general and administrative expenses in the Statements of Operations.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums which were acquired from the former owner. Its condominiums participated in the Rental Pool under the MLA in the same manner as all other Rental Pool participants.

Golf Host Securities, Inc. is an on-site real estate broker/dealer for the resale of the Resort’s condominium units owned by Salamander Farms, LLC. Approximately $31,000 was paid to the Company for rent and related accounting services for the years ended December 31, 2016 and 2015.

10. Subsequent Events

On March 28, 2017, the Company and Salamander Innisbrook Condominium, LLC, a related party, obtained a loan in the amount of fifteen million dollars ($15,000,000) from Branch Banking and Trust Company (BB&T).  The loan is to be repaid over a five (5) year period in monthly installments of principal plus interest based on a 15 year amortization schedule commencing on May 5, 2017 with the remaining unpaid balance due in full at the end of the five (5) year period. The interest for the loan is the One Month LIBOR Rate plus two and one quarter percent (2.25%) per annum adjusted monthly on the first day of each LIBOR interest period.  The loan is collateralized by the real and personal property of the Company and Salamander Innisbrook Condominium, LLC, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates. We will distribute these funds to our Member as a partial return of the capital it has invested. The related loan documents are filed as Exhibit 10.1 to the filing.

RENTAL POOL LEASE OPERATION—HISTORICAL SUMMARY

The following financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the years ended December 31, 2016 and 2015.

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

Palm Harbor, Florida

We have audited the accompanying balance sheets of the Distribution Fund and the Maintenance Escrow Fund of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) as of December 31, 2016 and 2015, and the related statements of operations and changes in participants’ fund balances of the Distribution Fund and changes in participants’ fund balance of the Maintenance Escrow Fund for the years then ended. These financial statements are the responsibility of the Rental Pool’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation as of December 31, 2016 and 2015, and the results of its operations and changes in the participants’ fund balances for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Frazier & Deeter, LLC

Frazier & Deeter, LLC

Tampa, FL

March 31, 2017

Innisbrook Rental Pool Lease Operation

Balance Sheets - Distribution Fund
December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015

ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC
FOR DISTRIBUTION	$849,189	$725,882
INTEREST RECEIVABLE FROM MAINTENANCE
ESCROW FUND	607	424
	$849,796	$726,306

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$849,796	$726,306
	$849,796	$726,306

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheets - Maintenance Escrow Fund
December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015

ASSETS

CASH	$124,885	$130,865
CASH EQUIVALENTS	500,000	550,000
INTEREST RECEIVABLE	5,243	5,292
	$630,128	$686,157

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$66,663	$31,152
INTEREST PAYABLE TO DISTRIBUTION FUND	607	424
TOTAL LIABILITIES	67,270	31,576

CARPET CARE RESERVE	26,641	33,772
PARTICIPANTS' FUND BALANCES	536,217	620,809
	$630,128	$686,157

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Operations

Distribution Fund

	2016	2015

GROSS REVENUES	$11,211,124	$10,727,734

DEDUCTIONS:
Agents' commissions	439,816	379,896
Credit card fees	320,157	305,944
Audit fees	72,000	66,000
Linen replacements	89,059	89,228
Uncollected room rents	17,360	14,207
Rental pool complimentary fees	28,691	28,990
	967,083	884,265

ADJUSTED GROSS REVENUES	10,244,041	9,843,469

AMOUNT RETAINED BY LESSEE	(6,136,547)	(5,906,082)

GROSS INCOME DISTRIBUTION	4,107,494	3,937,387

ADJUSTMENTS TO GROSS
INCOME DISTRIBUTION:
General pooled expense	(5,733)	(6,158)
Miscellaneous pool adjustments	2,139	(75)
Corporate complimentary
occupancy fees	6,911	9,621
Occupancy fees	(1,437,216)	(1,340,465)
Advisory Committee expenses	(142,687)	(134,450)

NET INCOME DISTRIBUTION	2,530,908	2,465,860

ADJUSTMENTS TO NET INCOME
DISTRIBUTION:
Occupancy fees	1,437,216	1,340,465
Hospitality suite fees	2,391	9,469
Associate room fees	20,490	39,935

AVAILABLE FOR DISTRIBUTION
TO PARTICIPANTS	$3,991,005	$3,855,729

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

Statement of Changes in Participants’ Fund Balances - Distribution Fund
For the Year Ended December 31, 2016 and 2015

	2016	2015

BALANCE, beginning of period	$-	$-

ADDITIONS:
Amounts available for distribution	3,991,005	3,855,729
Interest received or receivable
from Maintenance Escrow Fund	2,496	1,320
REDUCTIONS:
Amounts accrued or paid
to participants	(3,993,501)	(3,857,049)
BALANCE, end of period	$-	$-

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

Statements of Changes in Participants’ Fund Balances - Maintenance Escrow Fund

For the Year Ended December 31, 2016 and 2015

	2016	2015

BALANCE, beginning of period	$620,810	$744,175

ADDITIONS:
Charges to participants to establish
or restore escrow balances	499,180	427,814
REDUCTIONS:
Maintenance charges	(548,662)	(506,192)
Member accounts & miscellaneous	(1,661)	(2,644)
Refunds to participants as
prescribed by the master lease
agreements	(33,448)	(42,343)
BALANCE, end of period	$536,217	$620,810

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

December 31, 2016 and 2015

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

Rental Pool Agreements - The Rental Pool operates under the provisions of a Master Lease Agreement (the “MLA” or “Agreement”), which commenced on January 1, 2004 and expired December 31, 2011, replacing all lease agreements previously in existence. On September 10, 2009, a letter of agreement was signed extending the MLA two additional years. During December, the new Master Lease Agreement was approved by both Management and the Lessors Advisory Committee, which commences on January 1, 2014, for a period of ten years.

Under the new Agreement, the Resort pays the participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million; 45% between $10 million and $11 million and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

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

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. Beginning in 2011, by mutual agreement between the LAC and the Resort, until it is determined that the fund requires replenishment, both the occupancy fee (Paragraph 7.3 of the MLA) and the carpet care reserve (Paragraph 1.6 of the MLA) deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreements for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $7,100 and $10,400 for the years ended December 31, 2016 and 2015, respectively.

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

Certificates of Deposit - The LAC invests amounts maintained in the maintenance escrow fund primarily in certificates of deposit held with various financial institutions. As of December 31, 2016, the certificates earned interest at rates ranging from .55% to .85% and have maturities ranging from six to nine months. As of December 31, 2016 and 2015, accrued interest earned amounted to approximately $2,500 and $2,100 and is included in the accompanying financial statements of the maintenance escrow fund. At December 31, 2016 and 2015, the cost of these investments approximates fair value.

Revenue Recognition - Revenue from Resort operations is recognized as the related service is performed.

Accounts Receivable - Receivables are presented net of any allowances for uncollectible amounts. All receivable balances reflected in the accompanying financial statements as of December 31, 2016 and 2015 were collected in 2017 and 2016, respectively. As such, an allowance for doubtful accounts is not considered necessary as of December 31, 2016 and 2015.

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

Income Taxes - No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrue to the participants.  The Innisbrook Rental Pool Trust files an annual tax return, remains subject to examination by taxing authorities for years on or after 2006.  Effective, January 1, 2009, the Rental Pool and related Trust adopted FASB Accounting Standards Codification Topic 740-10, “Accounting for Uncertainty in Income Taxes”.  This topic requires the Rental Pool and the related Trust to evaluate each of their tax positions and the information reported in the Trust’s tax return to determine if such information and positions are more likely than not to be sustained under examination by a taxing authority.   A tax position includes an entity’s tax status, which includes considerations as to the qualifications of the Trust and the decision that all fund activities pass through to the participants of the Rental Pool.

The Rental Pool and trustees of the Trust have evaluated their tax positions and have determined that no provision or liability for income taxes is necessary. Conclusions regarding uncertain tax positions are evaluated on an annual basis to determine if facts or circumstances have arisen that might cause a change in judgment regarding the likelihood of a tax position’s sustainability under examination.  At December 31, 2016, the Innisbrook Rental Pool Trust believes that no uncertain tax positions exist.

NOTE 3 -   RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid Salamander Innisbrook approximately $381,149 and $376,025 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, accounts payable included in the accompanying balance sheets of the Maintenance Escrow Fund include approximately $54,900 and $27,300 respectively, payable to Salamander Innisbrook, LLC for such items.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums. Two of the three condominiums participated in the Rental Pool under the MLA in the same manner as other Rental Pool participants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMANDER INNISBROOK, LLC

Date : April 3, 2017	By:	/s/ Prem Devadas
Prem Devadas
Manager (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devadas	Manager (Chief Executive Officer)	April 3, 2017

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer and	April 3, 2017
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Loan Agreement Dated as March 28, 2017 among Salamander Innisbrook, LLC and Salamander Innisbrook Condominium , LLC and Branch Banking and Trust Co.
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.	Interactive data files formatted in XBRL (eXensible Business Reporting Language): (i) the Balance Sheets, (ii)the Statement of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

