Form 10-Q
period 2017-03-31
Salamander Innisbrook, LLC
filed 2017-05-23
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐      Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑ Emerging growth company ☐

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑

No established markets exist for the Registrant’s membership interests, and there is no common stock issued or outstanding subject to this report.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash	$2,743,240	$1,141,869
Accounts receivable, net	2,934,417	1,714,624
Inventories and supplies	978,816	909,599
Prepaid expenses and other	838,864	803,480
Total current assets	7,495,337	4,569,572

Property, buildings and equipment, net	37,598,517	38,106,125
Intangibles	4,330,001	4,330,001
Due from affiliates	311,532	120,104
Deposits and other assets	263,449	267,054
Restricted cash	1,500,000	-
Total assets	$51,498,836	$47,392,856

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$1,581,355	$1,541,263
Accrued liabilities	4,218,612	2,491,209
Deferred revenue	2,959,891	3,310,280
Current portion - capital leases	427,440	425,837
Current portion - note payable	755,564	-
Total current liabilities	9,942,862	7,768,589

Deferred revenue	984,767	918,020
Capital leases net of current portion	831,186	934,198
Note payable net of current portion and deferred financing costs	13,926,157	-

Total liabilities	25,684,972	9,620,807

Commitments and Contingencies (Note 4)

Member's equity	25,813,864	37,772,049
Total liabilities and member’s equity	$51,498,836	$47,392,856

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended March 31,
	2017	2016

Resort revenues	$15,520,306	$14,332,175

Costs and expenses:
Operating costs and expenses	5,796,530	5,155,825
General and administrative	6,683,343	6,376,860
Depreciation	648,566	604,489
Total costs and expenses	13,128,439	12,137,174

Operating income	2,391,867	2,195,001

Interest expense	(10,437)	(17,736)

Net income	2,381,430	2,177,265

Member's equity, beginning of period	37,772,049	38,883,918
Member's distributions	(14,339,615)	-
Member's equity, end of period	$25,813,864	$41,061,183

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$2,381,430	$2,177,265
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	3,000	6,385
Depreciation	648,566	604,489
Deposits and other assets	3,605	(3,673)
Other changes in operating assets and liabilities	(34,969)	(1,452,667)
Net cash provided by operating activities	3,001,632	1,331,789

Cash flows from investing activities:
Purchases of property and equipment	(140,958)	(222,222)
Net cash used in investing activities	(140,958)	(222,222)

Cash flows from financing activities:
Proceeds from note payable	15,000,000	-
Payment to cash reserve account	(1,500,000)	-
Payment of loan costs	(318,279)	-
Repayment of capital lease obligations	(101,409)	(131,761)
Member distributions	(14,339,615)	-
Net cash used in financing activities	(1,259,303)	(131,761)

Net change in cash	1,601,371	977,806

Cash, beginning of period	1,141,869	1,429,716
Cash, end of period	$2,743,240	$2,407,522

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,437	$17,736

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of business

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”), together with our affiliates, Salamander Innisbrook Securities, LLC, and Salamander Innisbrook Condominium, LLC own and operate the Innisbrook Resort and Golf Club (the “Resort”). The Company is owned by a sole member who does not have any personal liability for any of the Company’s obligations except as expressly provided by law and/or contractual obligation.

The Company controls and operates the Rental Pool Lease Operations (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 390 units or 489 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

Basis of presentation

The accompanying interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Quarterly Report on Form 10-Q. Consequently, they do not include all disclosures normally provided in the audited financial statements included in our Company’s Annual Report on Form 10-K.  Accordingly, these condensed financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Note 2. Accounts Receivable

Accounts receivable consist of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Trade accounts receivable	$2,735,398	$1,477,231
Other receivables	219,657	252,534
Less allowance for bad debts	(20,638)	(15,141)
	$2,934,417	$1,714,624

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Land and land improvements	$21,422,543	$21,422,543
Buildings	25,460,387	25,460,387
Furniture, fixtures and equipment	11,920,329	11,758,250
Construction in progress	-	21,121
	58,803,259	58,662,301
Less accumulated depreciation	(21,204,742)	(20,556,176)
	$37,598,517	$38,106,125

Note 4. Commitments and Contingencies

In the normal course of our operations, we are periodically subject to claims and lawsuits. However, no such matters existed at March 31, 2017 or December 31, 2016.

Note 5. Related Party Transactions

We incurred management fees to an affiliate of $463,242 and $429,764 for the three month periods ended March 31, 2017 and 2016, respectively. These fees are included in general and administrative expenses in the Condensed Statements of Operations and Changes in Member’s Equity.

At March 31, 2017 and December 31, 2016, amounts due from affiliates were $311,532 and $120,104, respectively, which balances are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $88,182 and $92,678 for the three month periods ended March 31, 2017 and 2016, respectively, as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are included in general and administrative expenses in the Condensed Statements of Operations and Changes in Member’s Equity.

Note 6. Note Payable

On March 28, 2017, the Company and Salamander Innisbrook Condominium, LLC, a related party, obtained a loan in the amount of fifteen million dollars ($15,000,000) from Branch Banking and Trust Company (BB&T). The loan is to be repaid over a five (5) year period in monthly installments of principal plus interest based on a 15 year amortization schedule commencing on May 5, 2017 with the remaining unpaid balance due in full on May 5, 2022. The interest for the loan is the One Month LIBOR Rate plus two and one quarter percent (2.25%) per annum adjusted monthly on the first day of each LIBOR interest period (3.23% as of March 31, 2017). The loan is collateralized by the real and personal property of the Company and Salamander Innisbrook Condominium, LLC, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates. We have distributed these funds to our Member as a partial return of the capital it has invested.

The loan agreement contains customary financial covenants, including a covenant to maintain a debt service coverage ratio of at least 1.10 to 1.00, measured annually at the end of each fiscal year and a covenant to maintain a tangible net worth of not less than $15,000,000 at all times.

As part of our loan agreement we were required to deposit $1,500,000 into a cash reserve account. No later than February 28, 2018, we are required to deposit an additional $1,000,000 into such account. The cash reserve account is restricted and may only be used to service the loan.

We incurred financing costs of $318,279, which are deferred and are being amortized over the term of the loan. These costs have been reflected as a reduction of the note payable.

Below is a table of scheduled maturities of our note payable for the years ending March 31:

2018	$755,564
2019	784,915
2020	815,405
2021	847,081
2022	879,986
Thereafter	10,917,049
15,000,000
Less deferred financing costs	(318,279)
$14,681,721

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

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

(unaudited)

DISTRIBUTION FUND

	March 31,	December 31,
	2017	2016

ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	$1,692,264	$849,189
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	576	607
	$1,692,840	$849,796

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$1,692,840	$849,796
	$1,692,840	$849,796

MAINTENANCE ESCROW FUND

	March 31,	December 31,
	2017	2016

ASSETS

CASH	$134,471	$124,885
INVESTMENTS	450,000	500,000
INTEREST RECEIVABLE	5,002	5,243
	$589,473	$630,128

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$30,896	$66,663
INTEREST PAYABLE TO DISTRIBUTION FUND	576	607
TOTAL LIABILITIES	31,472	67,270

CARPET CARE RESERVE	21,485	26,641
PARTICIPANTS' FUND BALANCES	536,516	536,217
	$589,473	$630,128

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(unaudited)

	Three months ended March 31,
	2017	2016

GROSS REVENUES	$4,706,356	$4,198,740

DEDUCTIONS:
Agents' commissions	188,718	123,172
Credit card fees	132,012	117,526
Audit fees	18,501	18,000
Linen replacements	53,650	15,985
Rental pool complimentary fees	6,797	7,817
	399,678	282,500

ADJUSTED GROSS REVENUES	4,306,678	3,916,240

AMOUNT RETAINED BY LESSEE	(2,584,007)	(2,349,744)

GROSS INCOME DISTRIBUTION	1,722,671	1,566,496

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(2,209)	(2,243)
Miscellaneous pool adjustments	378	(244)
Corporate complimentary occupancy fees	2,901	3,574
Occupancy fees	(471,736)	(433,061)
Advisory Committee expenses	(39,595)	(30,408)

NET INCOME DISTRIBUTION	1,212,410	1,104,114

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	471,736	433,061
Hospitality suite fees	3,298	1,046
Associate room fees	4,820	3,582

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$1,692,264	$1,541,803

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

(unaudited)

DISTRIBUTION FUND

	For the three months ended March 31,
	2017	2016

BALANCE, beginning of period	$-	$-

ADDITIONS:
Amounts available for distribution	1,692,264	1,541,803
Interest received or receivable from Maintenance Escrow Fund	576	570
REDUCTIONS:
Amounts accrued or paid to participants	(1,692,840)	(1,542,373)
BALANCE, end of period	$-	$-

MAINTENANCE ESCROW FUND

	For the three months ended March 31,
	2017	2016

BALANCE, beginning of period	$536,217	$620,809

ADDITIONS:
Charges to participants to establish or restore escrow balances	168,935	134,786
REDUCTIONS:
Maintenance charges	(145,179)	(110,849)
Member accounts & miscellaneous	30	(492)
Refunds to participants as prescribed by the master lease agreements	(23,487)	(22,805)
BALANCE, end of period	$536,516	$621,449

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

The Rental Pool consists of condominiums at the Resort which are leased by the Company from their owners and used as hotel accommodations for the resort. The Master Lease Agreement (“MLA”) provides that on an annual basis each owner (the “Participant”) may elect to participate in the Rental Pool for the following year by signing an Annual Lease Agreement (“ALA”). Any condominium unit owner who does not sign the ALA is not permitted to participate in the Rental Pool for the following year. Under the new Agreement, the Resort pays the participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million; 45% between $10 million and $11 million and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agents’ commissions, audit fees, occupancy fees when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

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

Results of operations for the three months ended March 31, 2017 and 2016 (unaudited) were as follows:

	Three months ended March 31,
	2017	%	2016	%	Inc/(dec)	% Chg

Resort Revenues	$15,520,306	100.0%	$14,332,175	100.0%	$1,188,131	8.3%
Costs and Expenses:
Operating costs and expenses	5,796,530	37.3%	5,155,825	36.0%	640,705	12.4%
General and administrative	6,683,343	43.1%	6,376,860	44.5%	306,483	4.8%
Depreciation and amortization	648,566	4.2%	604,489	4.2%	44,077	7.3%
Total costs and expenses	13,128,439	84.6%	12,137,174	84.7%	991,265	8.2%
Operating income	2,391,867	15.4%	2,195,001	15.3%	196,866	9.0%
Interest expense	(10,437)	-0.1%	(17,736)	-0.1%	7,299	-41.2%
Net income	$2,381,430	15.3%	$2,177,265	15.2%	$204,165	9.4%

For the first quarter 2017, resort revenues increased by $1,188,131 or 8.3% as compared to the same period last year due to increased occupancy and rates.  Room revenues were up $507,432 (+11.95%) over last year.  Package Rooms were down, due to the good weather experienced in the northern states; however the Group segment generated approximately $469,000 (+23.4%) over last year, and the Transient segment increased approximately $85,000 (+ 6.5%) over last year.  Our Food & Beverage operations increased $502,924 (+49.6%) over 2016 with a Banquets increase of approximately $390,000 and Restaurants up approximately $113,000 over prior year.   Golf revenues were up by approximately $179,000 (4.8%) over last year.

Operating costs and expenses were kept proportionate during the quarter as a percentage of revenue.  Administrative expenses continue higher when compared to last year, due to a credit in legal fees given against the 2016 expense of approximately $(37,000), which was not duplicated in 2017.  Other areas in G&A such as employee recognition, golf course maintenance, credit card commissions, sales-marketing expenses all increased over the 2016 quarter.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and to select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31,2016, and there have been no material changes during the three months ended March 31, 2017.

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

In February 2016, the FASB issued ASU No. 2016 – 02, “Leases (Topic 842).” This standard establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Upon implementation, lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of adopting the new standard, but have not yet determined the impact of adoption on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. The Company is exposed to market risk associated with changes in the LIBOR interest rate on our variable rate debt.  The Company regularly evaluates its exposure to such changes and may elect to minimize this risk through the use of interest rate swap agreements. If a 10% change in interest rates were to have occurred on March 31, 2017, this change would not have had a material effect on our results of operations.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer, have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2017, that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is periodically involved in litigation in the normal course of operations. In the opinion of the Company’s management, the effect of these claims, if any, is not material to the Company’s financial condition and results of operations.

On January 16, 2015, we entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. We agreed to provide a credit towards future resort usage to be used over a three-year period that commenced on March 1, 2015. The credit, which approximated $350,000, is divided equally among the three-year period with no rollover of unused amounts from one year to another. At March 31, 2017, our remaining liability under this arrangement is approximately $119,127.

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

SALAMANDER INNISBROOK, LLC (Registrant)

Date: May 23, 2017	/s/ Prem Devedas
Prem Devedas
Manager (Chief Executive Officer)

Date: May 23, 2017	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer (Principal Financial and Accounting Officer)

