Form 10-Q
period 2017-06-30
Salamander Innisbrook, LLC
filed 2017-08-14
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑

No established markets exist for the Registrant’s membership interests and there is no common stock issued or outstanding subject to this report.

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

 PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2017	2016

Assets
Current assets:
Cash	$2,148,084	$1,141,869
Accounts receivable, net	1,354,965	1,714,624
Inventories and supplies	963,726	909,599
Prepaid expenses and other	535,414	803,480
Total current assets	5,002,189	4,569,572

Property, buildings and equipment, net	36,951,606	38,106,125
Intangibles	4,330,001	4,330,001
Due from affiliates	340,508	120,104
Deferred expenses	6,911	-
Deposits and other assets	283,488	267,054
Restricted cash	1,501,235	-
Total assets	$48,415,938	$47,392,856

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$865,988	$1,541,263
Accrued liabilities	2,841,361	2,491,209
Deferred revenue	2,443,349	3,310,280
Current portion - capital leases	429,671	425,837
Current portion - note payable	760,379	-
Total current liabilities	7,340,748	7,768,589

Deferred revenue	1,045,564	918,020
Capital leases net of current portion	727,016	934,198
Note payable, net of current portion and unamortized deferred financing costs	13,809,429	-

Total liabilities	22,922,757	9,620,807

Commitments and Contingencies (Notes 4 and 6)

Member's equity	25,493,181	37,772,049
Total liabilities and member’s equity	$48,415,938	$47,392,856

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Resort revenues	$10,424,395	$9,647,781	$25,944,701	$23,979,956

Costs and expenses:
Operating costs and expenses	4,686,805	4,328,105	10,483,335	9,483,930
General and administrative	5,241,481	4,988,595	11,924,824	11,365,455
Depreciation and amortization	654,037	617,679	1,302,603	1,222,168
Total costs and expenses	10,582,323	9,934,379	23,710,762	22,071,553

Operating income (loss)	(157,928)	(286,598)	2,233,939	1,908,403

Interest expense, net	(159,878)	(11,200)	(170,316)	(28,936)

Net income (loss)	(317,806)	(297,798)	2,063,623	1,879,467

Member's equity, beginning of period	25,813,864	41,061,183	37,772,049	38,883,918
Member distributions	(2,877)	(1,006,385)	(14,342,491)	(1,006,385)
Member's equity, end of period	$25,493,181	$39,757,000	$25,493,181	$39,757,000

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$2,063,623	$1,879,467
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for bad debts	6,020	12,770
Deposits and other assets	(23,345)	-
Depreciation and amortization	1,302,602	1,222,168
Amortization of deferred financing costs	15,914	-
Other changes in operating assets and liabilities	(717,336)	(1,732,523)
Net cash provided by operating activities	2,647,478	1,381,882

Cash flows from investing activities:
Purchases of property and equipment	(148,083)	(326,904)
Net cash used in investing activities	(148,083)	(326,904)

Cash flows from financing activities:
Proceeds from note payable	15,000,000	-
Payment to cash reserve	(1,501,235)	-
Repayment of note payable	(127,827)	-
Payment of deferred financing costs	(318,279)	-
Repayment of capital lease obligations	(203,348)	(197,946)
Member distributions	(14,342,491)	(1,006,385)
Net cash used in financing activities	(1,493,180)	(1,204,331)

Net change in cash	1,006,215	(149,353)

Cash, beginning of period	1,141,869	1,429,716
Cash, end of period	$2,148,084	$1,280,363

Supplemental disclosure of cash flow information:
Cash paid for interest	$129,078	$28,936

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

The Company controls and operates the Rental Pool Lease Operations (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 385 units or 482 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, three restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

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

Note 2. Accounts Receivable

Accounts receivable consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Trade accounts receivable	$1,155,354	$1,477,231
Other receivables	220,039	252,534
Less allowance for bad debts	(20,428)	(15,141)
	$1,354,965	$1,714,624

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Land and land improvements	$21,422,543	$21,422,543
Buildings	25,460,387	25,460,387
Furniture, fixtures and equipment	11,927,454	11,758,250
Construction in progress	-	21,121
	58,810,384	58,662,301
Less accumulated depreciation	(21,858,778)	(20,556,176)
	$36,951,606	$38,106,125

Note 4. Commitments and Contingencies

In the normal course of our operations, we are periodically subject to claims and lawsuits. However, no such matters existed at June 30, 2017 or December 31, 2016, respectively.

Note 5. Related Party Transactions

We incurred management fees to an affiliate of $315,546 and $287,990 for the three month periods ended June 30, 2017 and 2016, respectively, and $778,788 and $717,753 for the six month periods ended June 30, 2017 and 2016, respectively. These fees are included in general and administrative expenses in the Condensed Statements of Operations and Changes in Member’s Equity.

At June 30, 2017 and December 31, 2016, amounts due from affiliates were $340,508 and $120,104, respectively, which balances are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $87,179 and $80,963 for the three month periods ended June 30, 2017 and 2016, respectively, and $175,362 and $163,641 for the six month periods ended June 30, 2017 and 2016, respectively, as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are included in general and administrative expenses in the Condensed Statements of Operations and Changes in Members Equity.

Note 6. Note Payable

On March 28, 2017, the Company and Salamander Innisbrook Condominium, LLC, a related party, obtained a loan in the amount of fifteen million dollars ($15,000,000) from Branch Banking and Trust Company (BB&T). The loan is to be repaid over a five (5) year period in monthly installments of principal plus interest based on a 15 year amortization schedule commencing on May 5, 2017 with the remaining unpaid balance due in full on May 5, 2022. The interest for the loan is the One Month LIBOR Rate plus two and one quarter percent (2.25%) per annum adjusted monthly on the first day of each LIBOR interest period (3.3125% as of June 30, 2017). The loan is collateralized by the real and personal property of the Company and Salamander Innisbrook Condominium, LLC, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates. We have distributed these funds to our Member as a partial return of the capital it has invested. As of June 30, 2017, the carrying value of the note payable approximates fair value.

The loan agreement contains customary financial covenants, including a covenant to maintain a debt service coverage ratio of at least 1.10 to 1.0, measured annually at the end of each fiscal year and a covenant to maintain a tangible net worth of not less than $15,000,000 at all times.

As part of our loan agreement, we were required to deposit $1,500,000 into a cash reserve account. No later than February 28, 2018, we are required to deposit an additional $1,000,000 into such account. The reserves account is restricted and may not be used to service the loan.

We incurred financing cost of $318,279, which are deferred and are being amortized over the term of the loan. These costs have been reflected as a reduction of the note payable.

Below is a table of scheduled maturities of our note payable for the year ending June 30:

2018	$760,379
2019	789,916
2020	820,601
2021	852,478
2022	11,648,799
14,872,173
Less unamortized deferred financing costs	(302,365)
$14,569,808

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

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED BALANCE SHEETS
(unaudited)

DISTRIBUTION FUND

	June 30,	December 31,
	2017	2016

ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC
FOR DISTRIBUTION	$966,176	$849,189
INTEREST RECEIVABLE FROM MAINTENANCE
ESCROW FUND	755	607
	$966,931	$849,796

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$966,931	$849,796
	$966,931	$849,796

MAINTENANCE ESCROW FUND

	June 30,	December 31,
	2017	2016

ASSETS

CASH	$148,882	$124,885
INVESTMENTS	450,000	500,000
INTEREST RECEIVABLE	4,403	5,243
	$603,285	$630,128

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$49,025	$66,663
INTEREST PAYABLE TO DISTRIBUTION FUND	755	607
TOTAL LIABILITIES	49,780	67,270

CARPET CARE RESERVE	19,895	26,641
PARTICIPANTS' FUND BALANCES	533,610	536,217
	$603,285	$630,128

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF OPERATIONS
DISTRIBUTION FUND
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

GROSS REVENUES	$2,739,228	$2,486,309	$7,445,584	$6,685,049

DEDUCTIONS:
Agents' commissions	134,203	128,806	322,921	251,978
Credit card fees	77,047	70,013	209,059	187,539
Audit fees	18,501	18,000	37,002	36,000
Linen replacements	5,514	18,836	59,164	34,821
Uncollected room rents	-	16,766	-	16,766
Rental pool complimentary fees	9,544	5,373	16,341	13,190
	244,809	257,794	644,487	540,294

ADJUSTED GROSS REVENUES	2,494,419	2,228,515	6,801,097	6,144,755

AMOUNT RETAINED BY LESSEE	(1,496,652)	(1,337,109)	(4,080,658)	(3,686,853)

GROSS INCOME DISTRIBUTION	997,767	891,406	2,720,439	2,457,902

ADJUSTMENTS TO GROSS
INCOME DISTRIBUTION:
General pooled expense	(6,042)	(1,248)	(8,251)	(3,491)
Miscellaneous pool adjustments	1,141	189	1,519	(55)
Corporate complimentary
occupancy fees	719	1,867	3,620	5,441
Occupancy fees	(357,267)	(341,813)	(829,003)	(774,873)
Advisory Committee expenses	(35,615)	(41,726)	(75,210)	(72,134)

NET INCOME DISTRIBUTION	600,703	508,675	1,813,114	1,612,790

ADJUSTMENTS TO NET INCOME
DISTRIBUTION:
Occupancy fees	357,267	341,813	829,003	774,873
Hospitality suite fees	251	693	3,549	1,739
Associate room fees	7,955	8,458	12,775	12,040

AVAILABLE FOR DISTRIBUTION
TO PARTICIPANTS	$966,176	$859,639	$2,658,441	$2,401,442

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
(unaudited)

DISTRIBUTION FUND

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

BALANCE, beginning of period	$-	$-	$-	$-

ADDITIONS:
Amounts available for distribution	966,176	859,639	2,658,441	2,401,442
Interest received or receivable from Maintenance
Escrow Fund	755	602	1,331	1,172
REDUCTIONS:
Amounts accrued or paid
to participants	(966,931)	(860,241)	(2,659,772)	(2,402,614)
BALANCE, end of period	$-	$-	$-	$-

MAINTENANCE ESCROW FUND

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

BALANCE, beginning of period	$536,516	$621,449	$536,217	$620,809

ADDITIONS:
Charges to participants to establish or restore
escrow balances	142,721	121,183	311,656	255,970
REDUCTIONS:
Maintenance charges	(136,752)	(120,284)	(281,930)	(231,133)
Member accounts & miscellaneous	54	(5)	84	(497)
Refunds to participants as
prescribed by the master lease
agreements	(8,929)	(2,314)	(32,417)	(25,120)
BALANCE, end of period	$533,610	$620,029	$533,610	$620,029

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We operate Innisbrook Resort and Golf Club (the “Resort” or the “Company”) in Palm Harbor, Florida, containing 1,216 condominium units; all of which have been sold to third parties or to affiliates of the Company. 482 of the condominium units are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainders of the condominium units are owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities and administrative offices.

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

Results of operations for the three months ended June 30, 2017 and 2016 (unaudited) were as follows:

	Three months ended June 30,
	2017	%	2016	%	Inc/(dec)	% Chg

Resort Revenues	$10,424,395	100.0%	$9,647,781	100.0%	$776,614	8.0%
Costs and Expenses:
Operating costs and expenses	4,686,805	45.0%	4,328,105	44.9%	358,700	8.3%
General and administrative	5,241,481	50.3%	4,988,595	51.7%	252,886	5.1%
Depreciation and amortization	654,037	6.3%	617,679	6.4%	36,358	5.9%
Total costs and expenses	10,582,323	101.5%	9,934,379	103.0%	647,944	6.5%
Operating loss	(157,928)	-1.5%	(286,598)	-3.0%	128,670	-44.9%
Interest (expense), net	(159,878)	-1.5%	(11,200)	0.1%	(148,678)	-1327.5%
Net loss	$(317,806)	-3.0%	$(297,798)	-3.1%	$(20,008)	6.7%

For the second quarter 2017, resort revenues increased by $776,614 or 8.0% as compared to the same period last year due to increased occupancy and rates.  Room revenues were up $257,500 (+10.2%) over last year.  Package Rooms were up, due to the increased e-commerce advertising; and the Group segment generated approximately $274,800 (+29.7%) over last year, and the transient segment fell behind by $104,800 (-10.0%) compared to last year.  Our Food and Beverage operations increased $356,900 (+12.7%) over 2016 with a Banquets increase of approximately $344,000 and Restaurants up approximately $13,000 over prior year.   Golf revenues were up by approximately $92,400 (3.9%) over last year.

Operating costs and expenses were impacted by a significant amount of groups which were commissionable and costs for supply costs crept up, largely due to volatility of food product pricing. General and Administrative expenses were higher in Rental Pool distribution, employee recognition, credit card commissions, recruitment and energy, all increased over the 2016 mid-year.

Results of operations for the six months ended June 30, 2017 and 2016 (unaudited) were as follows:

	Six months ended June 30,
	2017	%	2016	%	Inc/(dec)	% Chg

Resort Revenues	$25,944,701	100.00%	$23,979,956	100.00%	$1,964,745	8.2%
Costs and Expenses:
Operating costs and expenses	10,483,335	40.41%	9,483,930	39.55%	999,405	10.5%
General and administrative	11,924,824	45.96%	11,365,455	47.40%	559,369	4.9%
Depreciation and amortization	1,302,603	5.02%	1,222,168	5.10%	80,435	6.6%
Total costs and expenses	23,710,762	91.39%	22,071,553	92.04%	1,639,209	7.4%
Operating incoming	2,233,939	8.61%	1,908,403	7.96%	325,536	17.1%
Interest expense, net	(170,316)	-0.66%	(28,936)	-0.12%	(141,380)	-488.6%
Net income	$2,063,623	7.95%	$1,879,467	7.84%	$184,156	9.8%

During the six months ended June 30, 2017, resort revenues increased $1.964 million or 8.2% as compared to the same period last year. Reasons for the gain were due to a successful first quarter 2017 and an extension of our “season” when Easter moved into April. Room revenues were up $769,000 or 11.4%. Gains in group business and package business offset the small shortfall in leisure business. The food and beverage division increased by $859,800 (12.3%) to last year. With the lengthening of our season, golf operations posted revenues higher by $271,400 (4.5%) over last year.

Operating costs and expenses increased by $999,400 to handle the additional demand. Our general and administrative expenses exceeded last year due to planned increases in the sales and marketing area. Depreciation expense increased this quarter primarily because of depreciation of equipment under capital leases that was placed in service late in 2015. Our interest expense has increased over last year due to our $15m note payable entered into on March 28, 2017.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and to select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31,2016, and there have been no material changes during the three months ended June 30, 2017.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that are adopted by the Company as of the specified effective date. In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU No. 2014-09 supersedes most existing revenue recognition guidance in U.S. GAAP, and it permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which delayed the effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. In the first six months of fiscal 2016, the FASB issued guidance clarifying the interpretation of certain principles of ASU No. 2014-09. The Company is evaluating the effect that this revenue recognition guidance will have on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016–02, “Leases (Topic 842).” This standard establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Upon implementation, lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted.  The Company is currently evaluating the impact of adopting the new standard, but have not yet determined the impact of adoption on our financial statements.

There are no other accounting standards that have been issued but not yet adopted that we believe could have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse change in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market or price changes. The Company is exposed to market risk associated with changes in the LIBOR interest rate on our variable rate debt. The Company regularly evaluates its exposure to such changes and may elect to minimize this risk through the use of interest rate swap agreements. If a 10% change in interest rates were to have occurred on June 30, 2017, this change would not have had a material effect on our results of operations.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer, have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2017, that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is periodically involved in litigation in the normal course of operations. In the opinion of the Company’s management, the effect of these claims, if any, is not material to the Company’s financial condition and results of operations.

On January 16, 2015, we entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. We agreed to provide a credit towards future resort usage to be used over a three-year period which commenced on March 1, 2015. The credit, which approximated $350,000, is divided equally among the three-year period with no rollover of unused amounts from one year to another. At June 30, 2017, our remaining liability under this arrangement is approximately $119,127.

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

SALAMANDER INNISBROOK, LLC (Registrant)

Date: August 14, 2017	/s/ Prem Devadas
Prem Devadas
Manager (Chief Executive Officer)

Date: August 14, 2017	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer (Principal Financial and Accounting Officer)