Form 10-Q
period 2017-09-30
Salamander Innisbrook, LLC
filed 2017-11-29
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

YES  ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐      NO ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☑      Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2017	2016

Assets
Current assets:
Cash	$1,227,800	$1,141,869
Accounts receivable, net	1,347,801	1,714,624
Inventories and supplies	873,147	909,599
Prepaid expenses and other	943,077	803,480
Total current assets	4,391,825	4,569,572

Property, buildings and equipment, net	36,518,240	38,106,125
Intangibles	4,330,001	4,330,001
Due from affiliates	47,673	120,104
Deferred expenses	15,215	-
Deposits and other assets	292,550	267,054
Restricted cash	1,503,128	-
Total assets	$47,098,632	$47,392,856

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$1,696,104	$1,541,263
Accrued liabilities	3,090,903	2,491,209
Deferred revenue	3,014,092	3,310,280
Current portion - capital leases	416,202	425,837
Current portion - note payable	785,484	-
Total current liabilities	9,002,785	7,768,589

Deferred revenue	927,879	918,020
Capital leases, net of current portion	638,014	934,198
Note payable, net of current portion and unamortized deferred financing costs	13,603,584	-

Total liabilities	24,172,262	9,620,807

Commitments and Contingencies (Notes 4 and 6)

Member's equity	22,926,370	37,772,049
Total liabilities and member’s equity	$47,098,632	$47,392,856

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Resort revenues	$6,698,447	$7,267,564	$32,643,148	$31,247,520

Costs and expenses:
Operating costs and expenses	3,797,916	3,960,721	14,281,251	13,444,651
General and administrative	4,725,903	4,663,652	16,650,727	16,029,107
Depreciation and amortization	583,928	613,436	1,886,531	1,835,604
Total costs and expenses	9,107,747	9,237,809	32,818,509	31,309,362

Operating loss	(2,409,300)	(1,970,245)	(175,361)	(61,842)

Interest expense, net	(155,123)	(11,721)	(325,439)	(40,657)

Net loss	(2,564,423)	(1,981,966)	(500,800)	(102,499)

Member's equity, beginning of period	25,493,181	39,757,000	37,772,049	38,883,918
Member distributions	(2,388)	(2,737)	(14,344,879)	(1,009,122)
Member's equity, end of period	$22,926,370	$37,772,297	$22,926,370	$37,772,297

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(500,800)	$(102,499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	9,020	25,770
Deposits and other assets	(40,711)	-
Depreciation and amortization	1,886,531	1,835,605
Amorization of deferred financing costs	31,828	-
Other changes in operating assets and liabilities	795,295	75,571
Net cash provided by operating activities	2,181,163	1,834,447

Cash flows from investing activities:
Purchases of property and equipment	(298,646)	(422,653)
Net cash used in investing activities	(298,646)	(422,653)

Cash flows from financing activities:
Proceeds from note payable	15,000,000	-
Payment to cash reserve	(1,503,128)	-
Repayment of note payable	(324,482)	-
Payment of deferred financing costs	(318,278)	-
Repayment of capital lease obligations	(305,819)	(298,304)
Member distributions	(14,344,879)	(1,009,122)
Net cash used in financing activities	(1,796,586)	(1,307,426)

Net change in cash	85,931	104,368

Cash, beginning of period	1,141,869	1,429,716
Cash, end of period	$1,227,800	$1,534,084

Supplemental disclosure of cash flow information:
Cash paid for interest	$251,709	$40,657

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

The Company controls and operates the Rental Pool Lease Operations (the “Rental Pool”), a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 381 units or 478 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

Basis of presentation

The accompanying interim condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and  the instructions to Quarterly Report on Form 10-Q. Consequently, they do not include all disclosures normally provided in the audited financial statements included in the Company’s Annual Report on Form 10-K.  Accordingly, these condensed financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Note 2. Accounts Receivable

Accounts receivable consist of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Trade accounts receivable	$1,233,411	$1,477,231
Other receivables	140,947	252,534
Less allowance for bad debts	(26,557)	(15,141)
	$1,347,801	$1,714,624

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Land and land improvements	$21,422,543	$21,422,543
Buildings	25,460,387	25,460,387
Furniture, fixtures and equipment	11,927,454	11,758,250
Construction in progress	150,563	21,121
	58,960,947	58,662,301
Less accumulated depreciation	(22,442,707)	(20,556,176)
	$36,518,240	$38,106,125

Note 4. Commitments and Contingencies

In the normal course of our operations, we are periodically subject to claims and lawsuits. However, no such matters existed at September 30, 2017 or December 31, 2016, respectively.

Note 5. Related Party Transactions

We incurred management fees to an affiliate of $199,532 and $219,653 for the three month periods ended September 30, 2017 and 2016 and $978,320 and $937,406 for the nine month periods ended September 30, 2017 and 2016, respectively. These fees are included in general and administrative expenses in the Condensed Statements of Operations and Changes in Member’s Equity.

At September 30, 2017 and December 31, 2016, the amounts due from affiliates of $47,673 and $120,104, respectively, are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $127,922 and $99,267 for the three month periods ended September 30, 2017 and 2016 and $303,284 and $262,908 for the nine month periods ended September 30, 2017 and 2016, respectively, as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are included in general and administrative expenses in the Condensed Statements of Operations and Changes in Members Equity.

Note 6. Note Payable

On March 28, 2017, the Company and Salamander Innisbrook Condominium, LLC, a related party, obtained a loan in the amount of fifteen million dollars ($15,000,000) from Branch Banking and Trust Company (BB&T). The loan is to be repaid over a five (5) year period in monthly installments of principal plus interest based on a 15 year amortization schedule commencing on May 5, 2017 with the remaining unpaid balance due in full on May 5, 2022. The interest for the loan is the One Month LIBOR Rate plus two and one quarter percent (2.25%) per annum adjusted monthly on the first day of each LIBOR interest period (3.235% as of September 30, 2017). The loan is collateralized by the real and personal property of the Company and Salamander Innisbrook Condominium, LLC, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates. We have distributed these funds to our Member as a partial return of the capital it has invested. As of September 30, 2017, the carrying value of the Note Payable approximates fair value.

The loan agreement contains customary financial covenants, including a covenant to maintain a debt service coverage ratio of at least 1.10 to 1.0, measured annually at the end of each fiscal year and a covenant to maintain a tangible net worth of not less than $15,000,000 at all times.

As part of our loan agreement, we were required to deposit $1,500,000 into a cash reserve account. No later than February 28, 2018, we are required to deposit an additional $1,000,000 into such account. The reserve account is restricted and may not be used to service the loan.

We incurred financing costs of $318,279, which are deferred and are being amortized over the term of the loan. These costs have been reflected as a reduction of the note payable.

Below is a table of scheduled maturities of our note payable for the years ending September 30:

2018	$785,484
2019	813,421
2020	842,352
2021	872,312
2022	11,361,949
14,675,518
Less unamortized deferred financing costs	(286,450)
$14,389,068

Note 7. Legal Proceedings

The Company is periodically involved in litigation in the normal course of operations. In the opinion of the Company’s management, the effect of these claims, if any, is not material to the Company’s financial condition and results of operations.

On January 16, 2015, we entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. We agreed to provide a credit towards future resort usage to be used over a three-year period which commenced on March 1, 2015. The credit, which approximated $350,000, is divided equally among the three-year period with no rollover of unused amounts from one year to another. At September 30, 2017, our remaining liability under this arrangement is approximately $119,127.

RENTAL POOL LEASE OPERATION

The operation of the Rental Pool is tied closely to the Resort operations. The Rental Pool Master Lease Agreements provide for a quarterly distribution of a percentage of the Company’s room revenues to participating condominium owners (“Participants”), as defined in the agreements (see Note 1 of the Rental Pool Lease Operation condensed financial statements). Because the Rental Pool participants share in a percentage of the Company’s room revenues, the condominium units allowing Rental Pool participation are deemed to be securities. However, there is no market for such securities other than the normal real estate market. Since the security is real estate, no dividends have been paid or will be paid.

The Company is a single-member limited liability company, wholly owned by Salamander Farms, LLC. There is no established market for the Company’s membership interests.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

(unaudited)

DISTRIBUTION FUND

	September 30,	December 31,
	2017	2016
ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC
FOR DISTRIBUTION	$696,262	$849,189
INTEREST RECEIVABLE FROM MAINTENANCE
ESCROW FUND	974	607
	$697,236	$849,796

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$697,236	$849,796
	$697,236	$849,796

MAINTENANCE ESCROW FUND

	September 30,	December 31,
	2017	2016

ASSETS

CASH	$71,093	$124,885
INVESTMENTS	450,000	500,000
INTEREST RECEIVABLE	4,665	5,243
	$525,758	$630,128

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$43,149	$66,663
INTEREST PAYABLE TO DISTRIBUTION FUND	974	607
TOTAL LIABILITIES	44,123	67,270

CARPET CARE RESERVE	17,460	26,641
PARTICIPANTS' FUND BALANCES	464,175	536,217
	$525,758	$630,128

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

DISTRIBUTION FUND

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

GROSS REVENUES	$2,022,979	$2,113,254	$9,468,563	$8,798,303

DEDUCTIONS:
Agents' commissions	113,877	87,832	436,798	339,810
Credit card fees	56,993	59,278	266,052	246,817
Audit fees	18,501	18,000	55,503	54,000
Linen replacements	8,886	17,992	68,050	52,812
Uncollected room rents	-	594	-	17,360
Rental pool complimentary fees	6,619	8,023	22,960	21,213
	204,876	191,719	849,363	732,012

ADJUSTED GROSS REVENUES	1,818,103	1,921,535	8,619,200	8,066,291

AMOUNT RETAINED BY LESSEE	(1,090,862)	(1,152,921)	(5,171,520)	(4,839,775)

GROSS INCOME DISTRIBUTION	727,241	768,614	3,447,680	3,226,516

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(3,155)	(1,749)	(11,407)	(5,240)
Miscellaneous pool adjustments	-	979	1,519	924
Corporate complimentary occupancy fees	4,843	992	8,463	6,432
Occupancy fees	(303,767)	(334,618)	(1,132,769)	(1,109,491)
Advisory Committee expenses	(41,361)	(32,986)	(116,570)	(105,120)

NET INCOME DISTRIBUTION	383,801	401,232	2,196,916	2,014,021

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	303,767	334,618	1,132,769	1,109,491
Hospitality suite fees	224	449	3,773	2,188
Associate room fees	8,470	4,075	21,246	16,116

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$696,262	$740,374	$3,354,704	$3,141,816

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

(unaudited)

DISTRIBUTION FUND

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

BALANCE, beginning of period	$-	$-	$-	$-

ADDITIONS:
Amounts available for distribution	696,262	740,374	3,354,704	3,141,816
Interest received or receivable from Maintenance Escrow Fund	974	717	2,305	717
REDUCTIONS:
Amounts accrued or paid to participants	(697,236)	(741,091)	(3,357,009)	(3,142,533)
BALANCE, end of period	$-	$-	$-	$-

MAINTENANCE ESCROW FUND

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

BALANCE, beginning of period	$533,610	$620,029	$536,217	$620,809

ADDITIONS:
Charges to participants to establish or restore escrow balances	110,705	130,300	422,361	386,270
REDUCTIONS:
Maintenance charges	(169,371)	(140,805)	(451,301)	(371,939)
Member accounts & miscellaneous	40	(1,016)	124	(1,512)
Refunds to participants as prescribed by the master lease agreements	(10,809)	(932)	(43,226)	(26,052)
BALANCE, end of period	$464,175	$607,576	$464,175	$607,576

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We operate Innisbrook Resort and Golf Club (the “Resort” or the “Company”) in Palm Harbor, Florida, containing 1,216 condominium units; all of which have been sold to third parties or to affiliates of the Company. 478 of the condominium units are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainders of the condominium units are owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities and administrative offices.

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

Results of operations for the three months ended September 30, 2017 and 2016 (unaudited) were as follows:

	Three months ended September 30,
	2017	%	2016	%	Inc/(dec)	% Chg

Resort Revenues	$6,698,447	100.0%	$7,267,564	100.0%	$(569,117)	-7.8%
Costs and Expenses:
Operating costs and expenses	3,797,916	56.7%	3,960,721	54.5%	(162,805)	-4.1%
General and administrative	4,725,903	70.6%	4,663,652	64.2%	62,251	1.3%
Depreciation and amortization	583,928	8.7%	613,436	8.4%	(29,508)	-4.8%
Total costs and expenses	9,107,747	136.0%	9,237,809	127.1%	(130,062)	-1.4%
Operating loss	(2,409,300)	-36.0%	(1,970,245)	-27.1%	(439,055)	22.3%
Interest (expense), net	(155,123)	-2.3%	(11,721)	0.2%	(143,402)	-1223.5%
Net loss	$(2,564,423)	-38.3%	$(1,981,966)	-27.3%	$(582,457)	29.4%

For the third quarter 2017, resort revenues decreased by approximately $569,000 or 7.8% compared to the same period last year due to decreased occupancy and spending. Overall room revenues were down approximately $79,000 over last year.  The decrease was due to our Group segment with revenue down approximately $378,000 or 40.4% due to a change in venue of a prior year conference. Our Transient segment pick up during this quarter was up approximately $262,000 or 30.8% and Golf segment had a modest gain of approximately $30,000 or 18.7% quarter over quarter. With the reduction of Group segment, Food and Beverage revenues were down approximately $205,000 or 16.4%. Golf revenues were down by approximately $128,000 or 23.6%.

Operating costs and expenses were better controlled year over year, down approximately $163,000 or 4.1%, due to the diligence in spending and payroll costs. General and administrative expenses were higher in Marketing as more hard dollars are being committed to advertising costs and travel. In Fixed expenses, our Rental Pool distribution is down due to a reduction in rooms revenue as well as an increase in interest expense due to the note payable obtained on March 28, 2017.

Results of operations for the nine months ended September 30, 2017 and 2016 (unaudited) were as follows:

	Nine months ended September 30,
	2017	%	2016	%	Inc/(dec)	% Chg

Resort Revenues	$32,643,148	100.0%	$31,247,520	100.0%	$1,395,628	4.5%
Costs and Expenses:
Operating costs and expenses	14,281,251	43.7%	13,444,651	43.0%	836,600	6.2%
General and administrative	16,650,727	51.0%	16,029,107	51.3%	621,620	3.9%
Depreciation and amortization	1,886,531	5.8%	1,835,604	5.9%	50,927	2.8%
Total costs and expenses	32,818,509	100.5%	31,309,362	100.2%	1,509,147	4.8%
Operating loss	(175,361)	-0.5%	(61,842)	-0.2%	(113,519)	183.6%
Interest expense, net	(325,439)	-1.0%	(40,657)	-0.1%	(284,782)	-700.5%
Net loss	$(500,800)	-1.5%	$(102,499)	-0.3%	$(398,301)	388.6%

For the nine months ended, the Company finished ahead in overall revenue of approximately $1,400,000 or 4.5%. Rooms revenue was up from the prior year approximately $692,000 or 7.8% with all room segments increasing. Food and Beverage, Banquets and Catering are approximately $318,000 or 20.4% above last year and our Golf operation increased approximately $135,000 or 1.8% from our strong performance.

Operating costs and expenses allowed for a 40% flow through of revenue. Our General and Administrative expenses exceeded last year due to planned increases in sales, employee benefits and energy costs. Depreciation expense increased approximately $51,000 as more of our older assets become fully depreciated. Our interest expense has increased approximately $285,000 due to the new note payable entered into March 28, 2017.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and to select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2016, and there have been no material changes during the three months ended September 30, 2017.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU No. 2014-09 supersedes most existing revenue recognition guidance in U.S. GAAP, and it permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which delayed the effective date of ASU No. 2014-09 by one year. As a result, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. In the first six months of fiscal 2016, the FASB issued guidance clarifying the interpretation of certain principles of ASU No. 2014-09. The Company will adopt for its fiscal year beginning January 1, 2018, including interim periods within that reporting period.

In February 2016, the FASB issued ASU No. 2016 – 02, “Leases (Topic 842).” This standard establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. Upon implementation, lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. It will be critical to identify leases embedded in a contract to avoid misstating the lessee’s balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted.  The Company will adopt for its fiscal year beginning January 1, 2019, including interim periods within that reporting period.

There are no other accounting standards that have been issued but not yet adopted that we believe could have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from an adverse change in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market or price changes. The Company is exposed to market risk associated with changes in the LIBOR interest rate on our variable rate debt. The Company regularly evaluates its exposure to such changes and may elect to minimize this risk through the use of interest rate swap agreements. If a 10% change in interest rates were to have occurred on September 30, 2017, this change would not have had a material effect on our results of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer, have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2017, that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is periodically involved in litigation in the normal course of operations. In the opinion of the Company’s management, the effect of these claims, if any, is not material to the Company’s financial condition and results of operations.

On January 16, 2015, we entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. We agreed to provide a credit towards future resort usage to be used over a three-year period commenced on March 1, 2015. The credit, which approximated $350,000, is divided equally among the three-year period with no rollover of unused amounts from one year to another. At September 30, 2017, our remaining liability under this arrangement is approximately $119,127.

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

SALAMANDER INNISBROOK, LLC (Registrant)

Date: November 29, 2017	/s/ Prem Devadas
Prem Devadas
Manager
(Chief Executive Officer)

Date: November 29, 2017	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer
(Principal Financial and Accounting Officer)