Form 10-K
period 2017-12-31
Salamander Innisbrook, LLC
filed 2018-04-26
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission File No.  333-147447

SALAMANDER INNISBROOK, LLC

State of Organization: Florida	IRS Employer Identification No. 26-0442888

36750 US Highway 19 North, Palm Harbor, FL 34684

Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

450 Condominium Rental Pool Units

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

Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of December 31, 2017.

Issuer has no common stock subject to this report.

SALAMANDER INNISBROOK, LLC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

PART I

ITEM 1. BUSINESS

Background

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”) was formed June 14, 2007 by Salamander Farms, LLC under the laws of the state of Florida for the purpose of owning and operating Innisbrook Resort and Golf Club (the “Resort”). On July 16, 2007, we, together with our affiliates, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, purchased the Resort and all of the equity interests in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a full service 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1,216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 398 condominium owners (representing 450 hotel rooms) participate in a rental pool (the “Rental Pool”) operated by the Company.

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

PGA TOUR Event

On September 6, 2013, the PGA Tour and the tournament’s host organization, Copperhead Charities, announced a four year agreement for Valspar Corporation to become the title sponsor for the PGA Tour’s annual stop in Tampa Bay on the Copperhead Course at Innisbrook. Also, in 2013, BB&T Corporation signed a four year agreement to become the tournament’s local presenting sponsor. On March 9, 2016, Valspar Corporation announced a three-year sponsorship extension carrying the tournament through 2020.

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

Environmental Matters

Operations of the golf courses at the Resort involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. As of December 31, 2017, there were no violations imposed against the Company.

Government Regulation

The Resort, like most businesses, is subject to the Americans with Disabilities Act (ADA) of 1990. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires public facilities such as clubhouses and recreation areas to be accessible to people with disabilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. We are responsible for compliance costs incurred at the Resort.

Employees

As of December 31, 2017, there were approximately 619 employees, with approximately 433 full time and approximately 186 part time or casual laborers who are engaged as needed.

Code of Ethics

See Part III, Item 10 for discussion of our Code of Business Conduct.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Resort is situated on approximately 900 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, 363, on average, participate in the Rental Pool on a year-to-year basis. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. Salamander Innisbrook Condominium, LLC, a related party, owns three condominium units, two of which participate in the Rental Pool in the same fashion as all other Rental Pool participants. Approximately 20% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. As a result of the potential use of lockout master bedroom units, the total number of rooms at the resort is 1,216 and the average of 363 units participating in the Rental Pool at any one time is equivalent to approximately 450 hotel rooms. The Resort complex includes 72 holes of golf; practice ranges; three clubhouses with retail, golf, and food and beverage outlets; three conference and exhibit buildings; a full service spa and fitness center; six swimming pools including a themed water attraction; a recreation facility; a tennis facility and numerous administrative and support structures. These amenities are owned by the Company and have undergone substantial renovation and improvements since we purchased the Resort in 2007.

ITEM 3. LEGAL PROCEEDINGS

The Company is periodically involved in litigation in the ordinary course of business. In the opinion of the Company’s management, the effect of these claims, if any, is not material to the Company’s financial condition and results of operations.

On January 16, 2015, the Company entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. The Company has agreed to provide a credit to be used over a three-year period commencing March 1, 2015 through March 1, 2018. The credit, which approximated $350,000, is being divided equally among the three-year period with no rollover of unused amounts from one year to another. The liability approximated $56,871 at December 31, 2017.

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

ITEM 6. SELECTED FINANCIAL DATA

Not required for Smaller Reporting Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”), was formed June 14, 2007 by Salamander Farms, LLC (the “Member”). The Company, together with its affiliates, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, own and operate Innisbrook Resort and Golf Club (the “Resort”) in Palm Harbor, Florida. The Resort is a full service 72-hole destination golf and conference facility, with a private club component.

Critical Accounting Policies and Estimates

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

Our intangible assets consist of: (i) the water contract; and (ii) the trademark and the trade name. The valuation of the water contract is based on the projected annual savings associated with having this contract. The valuation of the trademark and trade name is derived from the residual revenue stream from the Resort revenues that is attributed to the Innisbrook trade name. We attribute an indefinite life to both of these intangible assets.

During the fourth quarter of 2017, we reviewed our intangible assets, and based on the results, we determined that no impairment of intangible assets existed at December 31, 2017, and there has been no indication of impairment since that date.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment if a significant event occurs or circumstances indicate that the assets may not be recoverable by comparing the carrying values of the assets with their estimated future undiscounted cash flows. In reviewing for impairment of our long-lived assets, we reviewed the recent operating and pricing trends with the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues which was not evident. For the year ended December 31, 2017, the Company continues to see growth in our major revenue segments and did not suffer a material loss during the late summer hurricane. Damage to the infrastructure was minimal with loss of complete service of just over one day. Had it been determined that an impairment loss has occurred, the loss would be recognized during the period of occurrence.

At December 31, 2017, we believe the carrying values of our other long-lived assets are recoverable.

Loss Contingencies

We estimate loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. There have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2017.

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

Results of operations were as follows:

	Year ended December 31,
	2017	%	2016	%	Inc/(dec)	% Chg

Resort Revenues	$43,516,114	100.0%	$41,179,846	100.0%	$2,336,268	5.7%
Costs and Expenses:
Operating costs and expenses	19,241,254	44.2%	18,138,855	44.0%	1,102,399	6.1%
General and administrative	21,830,647	50.2%	20,595,817	50.0%	1,234,830	6.0%
Depreciation and amortization	2,443,889	5.6%	2,491,475	6.1%	(47,586)	-1.9%
Total costs and expenses	43,515,790	100.0%	41,226,147	100.1%	2,289,643	5.6%
Operating income (loss)	324	0.0%	(46,301)	-0.1%	46,625	-100.7%
Interest expense	(484,849)	-1.1%	(53,712)	-0.1%	(431,137)	-802.7%
Net loss	$(484,525)	-1.1%	$(100,013)	-0.2%	$(384,512)	384.5%

For the year ended December 31, 2017, our Resort revenues overall increased 5.7% with growth in both average spending and rate. All Rooms related segments showed a strong growth over last year; package leisure increased 3.0%, leisure with an increase of 13.4% and our group market at 5.6%. The growth in overall rooms revenue was 8.2%. With the increasing revenues, operating expenses increased year over year 6.1%.

The Food and Beverage revenues, including ancillary revenue, increased 8.3% year over year. Our Banquets and Catering had the strongest growth, 14.1%, which is directly attributed to the increase in group business.

The Golf operation finished with a modest increase of 1.7% year over year. Golf rounds were up 2.6% but the golf fees were flat compared to last year. All expenses were in line with the projected spending for 2017.

General & administrative expenses increased 6% in the areas of sales & marketing, credit card commissions and utilities.

The Resort finished the year with a small increase in operating income however, interest expense increased approximately $431,000 due to the new note payable entered into on March 28, 2017.

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

We have adopted the provisions of Financial Accounting Standards Board (FASB) ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this topic, we are required to evaluate each of our tax positions to determine if they are more likely than not to be sustained if the taxing authority examines the respective position. A tax position includes an entity’s tax status, as a pass through entity, and the decision not to file a tax return. We have evaluated each of our tax positions and have determined that no provision or liability for income taxes is necessary.

We evaluate the validity of our conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under examination. Our member files income tax returns in the U.S. federal jurisdiction and the State of Virginia. We remain subject to examination by tax authorities for years ended on or after December 31, 2014.

Liquidity and Capital Resources

Our reported net loss increased $384,512 compared to the same period last year resulting in a $484,525 net loss. Revenue growth year over year was 5.7%. $2,443,889 of the 2017 net loss was attributable to depreciation and amortization. Our operating costs and planned expenditures for capital additions and improvements were expected to be adequately funded by cash on hand at December 31, 2017, cash generated by the Resort’s operations and funding from our sole member or affiliates’ current cash reserves.

The operation of the Resort is not considered to be dependent on any individual or small group of customers; accordingly the loss of any one customer would not have a material adverse effect on the Company’s business or financial condition.

On March 28, 2017, the Company and Salamander Innisbrook Condominium, LLC, a related party, obtained a loan in the amount of fifteen million dollars ($15,000,000) from Branch Banking and Trust Company (BB&T). The loan is to be repaid over a five (5) year period in monthly installments of principal plus interest based on a 15 year amortization schedule which commenced on May 5, 2017, with the remaining unpaid balance due in full at the end of the five (5) year period. The interest for the loan is the One Month LIBOR Rate plus two and one quarter percent (2.25%) per annum adjusted monthly on the first day of each LIBOR interest period. The loan is collateralized by the real and personal property of the Company and Salamander Innisbrook Condominium, LLC, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates. We distributed proceeds from the loan to our Member as a partial return of the capital it has invested.

Environmental Matters

None.

Off Balance Sheet Arrangements

As of December 31, 2017, we have no unconsolidated subsidiaries.

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

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2017:

Contractual Obligations	Total	2018	2019-2020	2021 - 2022
Long term debt obligation (1)	$14,479,179	$792,377	$1,670,303	$12,016,499
Interest payments on outstanding debt obligation (2)	1,898,077	511,878	933,858	452,341

Total	$16,377,256	$1,304,255	$2,604,161	$12,468,840

(1)	Amounts include principal payments only
(2)	Projected interest payments are based on the outstanding principal amounts and interest rates at December 31, 2017

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks arise from changes in interest rates, foreign currency exchange rates and other market changes that affect market sensitive instruments. Our exposure is an interest rate risk.

We have entered into a mortgage note payable and the interest on the loan is the One Month LIBOR rate plus two and a quarter percent (2.25%) per annum adjusted monthly on the first day of each LIBOR interest period. The loan is collateralized by the real and personal property of the Company and Salamander Innisbrook Condominium, LLC.

As of December 31, 2017, our notes payable consisted of the following:

Mortgage Loan	Principal as of December 31, 2017	Interest Rate as of December 31, 2017	Maturity Date
Branch Banking and Trust Company (BB&T)	$14,479,179	3.625%	May 5, 2022
Less unamortized debt issuance costs	(270,536)

Total Notes Payable less unamortized issuance costs	$14,208,643

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Supplementary Data starting on page 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2017, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective.

Management’s Report Internal Controls Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on the assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered certified public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information about our executive officers:

Name	Age	Position
Prem Devadas	61	Manager
Dale Pelletier	59	CFO, Salamander Hospitality LLC

Biographical Information

Prem Devadas, Manager, is a thirty plus year veteran of the hospitality industry. After ten years with The Potomac Hotel Group in Washington, DC, he left the Regional Director of Operations position to manage the lodging portfolio for CCA Industries whose holdings include The Jefferson Hotel in Richmond, VA, The Hermitage Hotel in Nashville, TN and Kiawah Island Resort near Charleston, SC. As Managing Director, he re-positioned the Jefferson Hotel and the Hermitage Hotel through extensive renovations and achieved Mobil 5-Star and AAA Five-Diamond awards for the respective properties. At Kiawah Island he directed the development and successful opening of the Sanctuary at Kiawah Island, the new 255 room ultra luxury hotel opened in August, 2004.

Dale Pelletier, Chief Financial Officer, is a thirty plus year veteran of the hospitality industry. Mr. Pelletier oversees the Company’s financial, accounting, tax, information systems, treasury, planning and reporting activities. His extensive experience with over seventy hotels includes full service, limited service, all suites, resorts and condominium hotels both at the property and corporate levels. He also served as Chief Financial Officer for MEI Hotels, a hotel development, ownership, management and investment group. He was responsible for all financial activities for the company’s managed and asset managed hotels, construction and development projects and three private equity funds. Prior to MEI, Mr. Pelletier was Chief Financial Officer for the US operations of City Hotels, an international hotel and airline company listed on the Brussels stock exchange, with hotels in the US and Europe.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the years ended December 31, 2017 and 2016 to our executive officers.

Name and Principal Position		Salary and Commission	Bonus	Other Annual Compensation	All Other Compensation
Prem Devadas	2017	$—	$—	$—	$—
Manager (1)	2016	$—	$—	$—	$—
Dale Pelletier	2017	$—	$—	$—	$—
Chief Financial Officer (1)	2016	$—	$—	$—	$—

(1)	Messrs. Devadas and Pelletier are not compensated directly by us for services as our executive officers; however, they receive compensation from an affiliate of the single member, to whom we pay management fees for service as its executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are wholly owned by Salamander Farms, LLC which has sole voting and dispositive power over our interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

(a)	Transactions with Management and Others

None.

(b)	Certain Business Relationships

Under the Agreement with the Rental Pool Participants, the Resort pays the participant a quarterly distribution, as defined in the Master Lease Agreement (“MLA”), equal to 40% of the Adjusted Gross Revenues on the first $10 million of Adjusted Gross Revenues; 45% between $10 million and $11 million and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

We paid management fees to an affiliate of approximately $1,305,000 and $1,235,000 for the years ended December 31, 2017 and 2016, respectively. These fees are included in general and administrative expenses in the Statements of Operations and changes in Member’s Equity.

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid the Company approximately $385,500 and $381,000 as reimbursement for maintenance and housekeeping labor, use of the telephone lines, and other supplies during the years ended December 31, 2017 and 2016, respectively.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums which were acquired from the former owner. Its condominiums participated in the Rental Pool under the MLA in the same manner as all other Rental Pool participants.

The Company had amounts due from Salamander Innisbrook Condominium, LLC of $442,855 and $422,288, at December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, the Company had amounts due from affiliates of $430,282 and $120,104, respectively, which are non-interest bearing and are due on demand.

Golf Host Securities, Inc. is an on-site real estate broker/dealer for the resale of the Resort’s condominium units owned by Salamander Farms, LLC. Approximately $31,000 was paid to the Company for rent and related accounting services for the years ended December 31, 2017 and 2016.

(c)	Indebtedness of Management

None.

(d)	Transactions with Promoters

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were incurred from Frazier & Deeter, LLC for services related to the years ended December 31, 2017 and 2016.

Audit Fees: $76,000 and $74,000 for each of the fiscal years ended December 31, 2017 and 2016, respectively, for professional services rendered for the audit of our annual financial statements, review of the interim financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

Audit-Related Fees: None.

Tax Fees: None.

All other fees: None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements and exhibits filed as part of this annual report on Form 10-K are listed on pages 15 and 36.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member and Manager

Salamander Innisbrook, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Salamander Innisbrook, LLC (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations and changes in member’s equity, and cash flows for the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we been engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Frazier & Deeter, LLC

We or our predecessor firms have served as the Company’s auditor since 2009.

Tampa, Florida

April 26, 2018

SALAMANDER INNISBROOK, LLC

BALANCE SHEETS

December 31, 2017 and 2016

	2017	2016

Assets
Current assets:
Cash	$787,554	$1,141,869
Accounts receivable, net	1,991,844	1,714,624
Inventories and supplies	959,396	909,599
Prepaid expenses and other	782,800	803,480
Total current assets	4,521,594	4,569,572

Property, buildings and equipment, net	36,130,652	38,106,125
Intangibles	4,330,001	4,330,001
Due from affiliates	430,282	120,104
Deposits and other assets	270,613	267,054
Restricted cash	1,505,642	-
Total assets	$47,188,784	$47,392,856

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$2,360,876	$1,541,263
Accrued liabilities	2,729,073	2,491,209
Deferred revenue	3,082,512	3,310,280
Current portion - capital leases	417,524	425,837
Current portion - note payable	792,377	-
Total current liabilities	9,382,362	7,768,589

Deferred revenue	916,940	918,020
Capital leases, net of current portion	533,404	934,198
Note payable, net of current portion and unamortized deferred financing costs	13,416,266	-

Total liabilities	24,248,972	9,620,807

Commitments and Contingencies (Notes 6 and 7)

Member's equity	22,939,812	37,772,049
Total liabilities and member’s equity	$47,188,784	$47,392,856

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

For the Years Ended December 31, 2017 and 2016

	2017	2016

Resort revenues	$43,516,114	$41,179,846

Costs and expenses:
Operating costs and expenses	19,241,254	18,138,855
General and administrative	21,830,647	20,595,817
Depreciation and amortization	2,443,889	2,491,475
Total costs and expenses	43,515,790	41,226,147

Operating income (loss)	324	(46,301)

Interest expense	(484,849)	(53,712)

Net loss	(484,525)	(100,013)

Member's equity, beginning of year	37,772,049	38,883,918
Member distributions	(14,347,712)	(1,011,856)
Member's equity, end of year	$22,939,812	$37,772,049

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017 and 2016

	2017	2016

Cash flows from operating activities:
Net loss	$(484,525)	$(100,013)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Provision for bad debts	25,020	37,750
Depreciation and amortization	2,443,889	2,491,475
Deposits and other assets	(3,559)	-
Amorization of deferred financing costs	47,742	-
Other changes in operating assets and liabilities	187,094	(672,176)
Net cash provided by operating activities	2,215,661	1,757,036

Cash flows from investing activities:
Purchases of property and equipment	(468,416)	(633,841)
Net cash used in investing activities	(468,416)	(633,841)

Cash flows from financing activities:
Proceeds from note payable	15,000,000	-
Payment to cash reserve	(1,505,642)	-
Repayment of note payable	(520,821)	-
Payment of deferred financing costs	(318,278)	-
Repayment of capital lease obligations	(409,107)	(399,186)
Member distributions	(14,347,712)	(1,011,856)
Net cash used in financing activities	(2,101,560)	(1,411,042)

Net change in cash	(354,315)	(287,847)

Cash, beginning of year	1,141,869	1,429,716
Cash, end of year	$787,554	$1,141,869

Supplemental disclosure of cash flow information:
Cash paid for interest	$400,167	$53,712

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

1. Nature of Business

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”), together with our affiliates, Salamander Innisbrook Securities, LLC, and Salamander Innisbrook Condominium, LLC owns and operates the Innisbrook Resort and Golf Club (the “Resort”). The Company is owned by a sole member who does not have any personal liability for any of the Company’s obligations except as expressly provided by law and/or contract obligation.

The Company controls and operates the Rental Pool Lease Operations (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 363 units or 450 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

2. Summary of Significant Accounting Policies

Cash - Cash consists of bank deposits which may, at times, exceed federally insured limits. No losses have been experienced in such accounts.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements include our belief that long-lived assets, including intangibles, are recoverable, and our estimates of the average lives of memberships from which we base our revenue recognition are reasonable. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term. Future results could be materially affected if actual results differ from these estimates and assumptions.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Accounts receivable, and accounts payable and accrued liabilities: Due to their short term nature, the carrying amounts reported in the balance sheets for these amounts approximate their fair value.
•	Deferred revenues: The carrying amount of these amounts approximate their fair value because they have been recorded at their net present values considering relevant risk factors.
•	Note payable: The carrying amount of the note payable approximates its fair value because the interest rate adjusts with current market conditions.

Revenue Recognition and Deferred Revenue - Revenue from rooms, green fees, food and beverage sales and other merchandise sales are generally recognized at the time of sale. Membership dues and annual fees are recognized ratably over the applicable period. The following table sets forth the percentage of the Resort’s total revenues attributable to the categories listed for the years ended December 31, 2017 and 2016.

	2017	2016
Revenues
Rental pool revenues	27.8%	27.2%
Resort facilities and other resort revenue	72.2%	72.8%
Total	100.0%	100.0%

The membership initiation fees at the Resort are nonrefundable and are initially recorded when received as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years for full golf members and five years for resort and executive memberships. Revenue is recorded net of any sales and other taxes collected from customers.

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

The Company’s management reviews accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be doubtful is included in the allowance for doubtful accounts. The balance in the allowance for doubtful accounts was $31,843 and $15,141 as of December 31, 2017 and 2016, respectively. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

Inventories and Supplies - Inventories and supplies are recorded at the lower of cost, on a first-in, first-out basis, or net realizable value.

Property, Buildings and Equipment, net – Property, buildings and equipment are stated at cost less accumulated depreciation. The Company capitalizes any asset purchase of $1,000 or more with an estimated useful life of at least three years. Depreciation and amortization are recorded using the straight line basis over the estimated useful lives of the assets. Estimated useful lives are generally as follows:

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

Loss Contingencies

We estimate loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. There have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2017.

Intangibles - Our indefinite life intangibles consist of our trade name valued at $2,300,000 and a water contract valued at $2,030,001. The Company evaluates intangible assets for impairment annually or earlier if a significant event occurs or circumstances indicate that the assets may not be recoverable. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant negative industry or economic trends. During the fourth quarter of 2017, the Company completed its annual intangible impairment assessment, and based on the results, the Company determined that no impairment of intangible assets existed at December 31, 2017 or 2016.

Advertising - Advertising costs are expensed as incurred and amounted to $792,306 and $628,869 for the years ended December 31, 2017 and 2016, respectively.

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

Income Taxes - The Company is a single-member limited liability company, and therefore, no provision or liability for federal or state income taxes has been included in the accompanying financial statements as our results of operations are included in the income tax return of our Member. We remain subject to examination by tax authorities for years ended on or after December 31, 2014.

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

We evaluate the validity of our conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood  of a tax position’s sustainability under examination.  Our member files income tax returns in the U.S. federal jurisdiction and the State of Virginia. At December 31, 2017, we do not believe that any uncertain tax positions exist. We remain subject to examination by tax authorities for all years since 2014.

Recently Issued Accounting Pronouncements - The Financial Accounting Standards Board has recently issued several Financial Accounting Standards.

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the full retrospective or modified retrospective adoption. We completed our evaluation of the effect that ASU No. 2014-09 will have on our financial statements and our evaluation of our revenue streams (ie: Rooms, Food & Beverage, Golf and Membership) under the new standard. Because of the short-term day-to-day nature of our hotel revenues as well as the future treatment of revenues related to future events and membership, we determined that the pattern of revenue recognition will not change significantly. We finalized our expanded disclosure for the notes to the financial statements pursuant to the new requirements. We adopted this standard on its effective date of January 1, 2018 under the cumulative effect transition method. No adjustment will be recorded to our opening balance of retained earnings on January 1, 2018 as there was no impact to our net income. Additionally, comparative information beginning in 2018 will not be restated and will continue to be reported under Revenue Recognition (Topic 605). We also expect that the effect of ASU No. 2014-09 will be immaterial to us on an on-going basis.

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. We are currently evaluating the effect that the updated standard will have on our financial statements and related disclosures.

3. Accounts Receivable

Accounts receivable consist of the following as of December 31, 2017 and 2016:

	2017	2016

Trade accounts receivable	$1,812,660	$1,477,231
Other receivables	211,027	252,534
Less allowance for bad debts	(31,843)	(15,141)
	$1,991,844	$1,714,624

Other receivables include related party receivables of approximately $89,309 and $107,610 due from Innisbrook Condominium Association at December 31, 2017 and 2016, respectively. Other receivables are included in accounts receivable in the accompanying balance sheets.

4. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of December 31, 2017 and 2016:

	2017	2016

Land and land improvements	$21,603,610	$21,422,543
Buildings	25,460,387	25,460,387
Furniture, fixtures and equipment	12,014,451	11,758,250
Construction in progress	52,269	21,121
	59,130,717	58,662,301
Less accumulated depreciation	(23,000,065)	(20,556,176)
	$36,130,652	$38,106,125

Depreciation expense was $2,443,889 and $2,491,475 for the years ended December 31, 2017 and 2016, respectively. The cost of assets under capital leases for equipment was $2,059,243 as of December 31, 2017 and 2016. Depreciation expense and related accumulated depreciation for assets under capital leases was $423,333 and $1,229,035, respectively, as of and for the year ended December 31, 2017 and $423,333 and $805,702 as of and for the year ended December 31, 2016, respectively.

5. Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2017 and 2016:

	2017	2016
Rental pool lease distribution payable	$961,654	$835,000
Accrued payroll costs	1,218,904	1,163,379
Other	548,515	492,830
	$2,729,073	$2,491,209

6. Leases

On August 1, 2015, we entered into a new master lease agreement with Agricredit-Acceptance, LLC for vehicles by Club Car, LLC. The agreement replaced our expired lease agreement and provides for two leases, golf carts and utility vehicles, with payments commencing in December 2015. The term of each lease is 48 months and the monthly lease payments are approximately $21,200 and $11,100, respectively. Lease expense amounted to approximately $387,600 for the years ended December 31, 2017 and 2016.

Future minimum lease payments under operating leases are as follows:

	2018	2019	Total

Agri Credit - golf & utility carts	$376,191	$250,794	$626,985

During the fourth quarter of 2014, the Company entered into a master lease agreement with PNC Equipment Finance, LLC for the lease of golf course equipment. The Company is obligated under five capital leases that were recorded in the first quarter 2015 when all of the equipment was received. The term of each lease is 60 months, with interest rates ranging from 2% to 4.45%, and the monthly lease payments vary in amount. The leases contain bargain purchase options that allow us to purchase the leased equipment for a minimal amount upon the expiration of the lease term. Equipment acquired under capital leases is pledged as collateral to secure the performance of the future minimum lease payments. Future minimum lease payments under capital lease obligations are as follows at December 31, 2017:

Years ending December 31,
2018	$462,160
2019	462,160
2020	111,700

Total future minimum lease payments	1,036,020

Less amount representing interest	(85,092)

Present value of future minimum lease payments	950,928

Less current maturities	(417,524)

Obligations under capital leases - long term	$533,404

7. Commitments and Contingencies

The Company may be involved in litigation in the ordinary course of business from time to time. In the opinion of the Company’s management, insurance or indemnification from other third parties adequately covers these matters, if any, and the effect, if any, of these claims is not material to the Company’s financial condition and results of operations.

On January 16, 2015, the Company entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. The Company agreed to provide a credit to be used over a three-year period commencing March 1, 2015 through March 1, 2018. The credit will be divided equally among the three-year period with no rollover of unused amounts from one year to another. As of December 31, 2017 and 2016, the liability related to the settlement credit is $56,871 and $178,259, respectively.

8. Retirement Plan

The Company sponsors a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of the contributions of each employee. The Company made matching contributions of approximately $222,906 and $207,982 for the years ended December 31, 2017 and 2016, respectively.

9. Rental Pool Operations

In December 2013, a new Master Lease Agreement (“MLA” or “Ageement”) was agreed upon by both Management and the Lessors Advisory Committee (“LAC”). Under the new Agreement, the Resort pays the participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million; 45% between $10 million and $11 million and 50% above $11 million. The Lessors are also entitled to 35 nights in-season, complimentary gift certificates for golf & food & beverage, and their guests, when occupying the participants units, will be entitled to the same privileges as the Lessors.

10. Related Party Transactions

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three Condominiums which were acquired from the former owner. Its condominiums participated in the Rental Pool under the MLA in the same manner as all other Rental Pool participants. The Company had amounts due from Salamander Innisbrook Condominium, LLC of $442,855 and $422,288 at December 31, 2017 and 2016, respectively.

Golf Host Securities, Inc. is an on-site real estate broker/dealer for the resale of the Resort’s condominium units owned by Salamander Farms, LLC. Approximately $31,000 was paid to the Company for rent and related accounting services for the years ended December 31, 2017 and 2016.

We paid management fees to an affiliate of approximately $1,305,000 and $1,235,000 for the years ended December 31, 2017 and 2016, respectively. These fees are included in general and administrative expenses in the Statements of Operations.

At December 31, 2017 and 2016, the amounts due from affiliates amounted to $430,282 and $120,104, respectively, which are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us approximately $385,500 and $381,100 as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies during the years ended December 31, 2017 and 2016, respectively. These reimbursements are included in general and administrative expenses in the Statements of Operations. The Company has amounts due to the Innisbrook Rental Pool Lease Operation for the quarterly distribution of $961,654 at December 31, 2017 and $835,000 for December 31, 2016.

11. Note Payable

On March 28, 2017, the Company and Salamander Innisbrook Condominium, LLC, a related party, obtained a loan in the amount of fifteen million dollars ($15,000,000) from Branch Banking and Trust Company (BB&T). The loan is to be repaid over a five (5) year period in monthly installments of principal plus interest based on a 15 year amortization schedule commencing on May 5, 2017, with the remaining unpaid balance due in full on May 5, 2022. The interest for the loan is the One Month LIBOR Rate plus two and one quarter percent (2.25%) per annum adjusted monthly on the first day of each LIBOR interest period (3.625% as of December 31, 2017). The loan is collateralized by the real and personal property of the Company and Salamander Innisbrook Condominium, LLC, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates. We have distributed these funds to our Member as a partial return of the capital it has invested. As of December 31, 2017, the carrying value of the Note Payable approximates fair value.

The loan agreement contains customary financial covenants, including a covenant to maintain a debt service coverage ratio of at least 1.10 to 1.0, measured annually at the end of each fiscal year and a covenant to maintain a tangible net worth of not less than $15,000,000 at all times.

As part of our loan agreement, we deposited $1,500,000 into a cash reserve account in March 2017. On February 27, 2018, we deposited an additional $1,000,000 into such account as required. The reserve account is restricted and may not be used to service the loan.

We incurred financing costs of $318,278, which are deferred and are being amortized over the term of the loan using a method that approximates the effective interest method. These costs have been reflected as a reduction of the note payable.

Below is a table of scheduled maturities of our note payable for the years ending December 31,

2018	$792,377
2019	820,559
2020	849,744
2021	879,967
2022	11,136,532
14,479,179
Less unamortized deferred financing costs	(270,536)
$14,208,643

RENTAL POOL LEASE OPERATION—HISTORICAL SUMMARY

The following financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the years ended December 31, 2017 and 2016.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of the Distribution Fund and the Maintenance Escrow Fund of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) as of December 31, 2017 and 2016, and the related statements of operations and changes in participants’ fund balances of the Distribution Fund and changes in participants fund balances of the Maintenance Escrow Fund for the years then ended and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Rental Pool as of December 31, 2017 and 2016, and the results of its operations and its cash flows of the Distribution Fund and changes in participants fund balances of the Maintenance Escrow Fund for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Rental Pool's management. Our responsibility is to express an opinion on the Rental Pool’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Rental Pool in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Rental Pool is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Rental Pool’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Frazier & Deeter, LLC

We or our predecessor firms have served as the Rental Pool’s auditor since 2009.

Tampa, Florida

April 26, 2018

Innisbrook Rental Pool Lease Operation

Balance Sheets - Distribution Fund

December 31, 2017 and 2016

	2017	2016
ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	$927,153	$849,189
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	1,214	607
	$928,367	$849,796

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$928,367	$849,796
	$928,367	$849,796

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheets - Maintenance Escrow Fund

December 31, 2017 and 2016

	2017	2016

ASSETS

CASH	$187,281	$124,885
INVESTMENTS	350,000	500,000
INTEREST RECEIVABLE	5,616	5,243
	$542,897	$630,128

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$43,703	$66,663
INTEREST PAYABLE TO DISTRIBUTION FUND	1,214	607
TOTAL LIABILITIES	44,917	67,270

CARPET CARE RESERVE	14,154	26,641
PARTICIPANTS' FUND BALANCES	483,826	536,217
	$542,897	$630,128

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

For the years ended December 31, 2017 and 2016

	2017	2016

GROSS REVENUES	$12,110,044	$11,211,124

DEDUCTIONS:
Agents' commissions	558,396	439,816
Credit card fees	341,274	320,157
Audit fees	74,004	72,000
Linen replacements	80,885	89,059
Uncollected room rents	-	17,360
Rental pool complimentary fees	33,896	28,691
	1,088,455	967,083

ADJUSTED GROSS REVENUES	11,021,589	10,244,041

AMOUNT RETAINED BY LESSEE	(6,603,678)	(6,136,547)

GROSS INCOME DISTRIBUTION	4,417,911	4,107,494

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(14,150)	(5,733)
Miscellaneous pool adjustments	1,519	2,139
Corporate complimentary occupancy fees	9,724	6,911
Occupancy fees	(1,482,836)	(1,437,216)
Advisory Committee expenses	(162,542)	(142,687)

NET INCOME DISTRIBUTION	2,769,626	2,530,908

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	1,482,836	1,437,216
Hospitality suite fees	3,773	2,391
Associate room fees	25,620	20,490

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$4,281,855	$3,991,005

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

StatementS of Changes in Participants’ Fund Balances - Distribution Fund

For the Years Ended December 31, 2017 and 2016

	2017	2016

BALANCE, beginning of year	$-	$-

ADDITIONS:
Amounts available for distribution	4,281,855	3,991,005
Interest received or receivable from Maintenance Escrow Fund	2,000	2,496
REDUCTIONS:
Amounts accrued or paid to participants	(4,283,855)	(3,993,501)
BALANCE, end of year	$-	$-

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

Statements of Changes in Participants’ Fund Balances - Maintenance Escrow Fund

For the Years Ended December 31, 2017 and 2016

	2017	2016

BALANCE, beginning of year	$536,217	$620,810

ADDITIONS:
Charges to participants to establish or restore escrow balances	598,024	499,180
Member accounts & miscellaneous	204	(1,661)
REDUCTIONS:
Maintenance charges	(599,363)	(548,662)
Refunds to participants as prescribed by the master lease agreements	(51,256)	(33,448)
BALANCE, end of year	$483,826	$536,217

See notes to financial statements

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

December 31, 2017 and 2016

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

Rental Pool Agreements - The Rental Pool operates under the provisions of a Master Lease Agreement (the “MLA” or “Agreement”), which commenced on January 1, 2004 and expired December 31, 2011, replacing all lease agreements previously in existence. On September 10, 2009, a letter of agreement was signed extending the MLA two additional years. The new Master Lease Agreement was approved by both Management and the Lessors Advisory Committee and commenced on January 1, 2014, for a period of ten years.

Under the Agreement, the Resort pays the participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million of Adjusted Gross Revenues; 45% between $10 million and $11 million to 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

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

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. Beginning in 2011, by mutual agreement between the LAC and the Resort, until it is determined that the fund requires replenishment, both the occupancy fee (Paragraph 7.3 of the MLA) and the carpet care reserve (Paragraph 1.6 of the MLA) deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreements for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $12,500 and $7,100 for the years ended December 31, 2017 and 2016, respectively.

The LAC invests the maintenance escrow funds on behalf of the Participants and in compliance with restrictions in the Agreements. The LAC consists of nine Participants elected to advise the Resort owner in Rental Pool matters and negotiate amendments to the lease agreement. Income earned on these investments is allocated proportionately to Participants’ Maintenance Escrow Fund accounts and paid quarterly.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting -The accounting records of the funds are maintained on the accrual basis of accounting in conformity with United States generally accepted accounting principles (U.S. GAAP).

Cash - Cash consists of bank deposits which may, at times, exceed federally insured limits. No losses have been experienced in such accounts.

Certificates of Deposit - The LAC invests amounts maintained in the maintenance escrow fund primarily in certificates of deposit held with various financial institutions. As of December 31, 2017, the certificates earned interest at rates ranging from .74% to 1.43% and have maturities ranging from six months to a year. As of December 31, 2017 and 2016, accrued interest earned amounted to approximately $3,500 and $2,500, respectively, and is included in the caption interest Receivable on the accompanying financial statements of the maintenance escrow fund. At December 31, 2017 and 2016, the cost of these investments approximates fair value.

Revenue Recognition - Revenue from Resort operations is recognized as the related service is performed.

Accounts Receivable - Receivables are presented net of any allowances for uncollectible amounts. All receivable balances reflected in the accompanying financial statements as of December 31, 2017 and 2016 were collected in 2018 and 2017, respectively. As such, an allowance for doubtful accounts is not considered necessary as of December 31, 2017 and 2016.

Use of Estimates - The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions which affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates.

Income Taxes - No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrue to the participants.  The Innisbrook Rental Pool Trust files an annual tax return, which remains subject to examination by taxing authorities for years on or after 2014.  Effective, January 1, 2009, the Rental Pool and related Trust adopted FASB Accounting Standards Codification Topic 740-10, “Accounting for Uncertainty in Income Taxes”.  This topic requires the Rental Pool and the related Trust to evaluate each of their tax positions and the information reported in the Trust’s tax return to determine if such information and positions are more likely than not to be sustained under examination by a taxing authority.   A tax position includes an entity’s tax status, which includes considerations as to the qualifications of the Trust and the decision that all fund activities pass through to the participants of the Rental Pool.

The Rental Pool and trustees of the Trust have evaluated their tax positions and have determined that no provision or liability for income taxes is necessary. Conclusions regarding uncertain tax positions are evaluated on an annual basis to determine if facts or circumstances have arisen that might cause a change in judgment regarding the likelihood of a tax position’s sustainability under examination.  At December 31, 2017, the Innisbrook Rental Pool Trust believes that no uncertain tax positions exits.

NOTE 3 -   RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid Salamander Innisbrook approximately $385,500 and $381,100 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, accounts payable included in the accompanying balance sheets of the Maintenance Escrow Fund include approximately $26,800 and $54,900, respectively, payable to Salamander Innisbrook, LLC for such items.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums. That condominiums participated in the Rental Pool under the MLA in the same manner as other Rental Pool participants. At December 31, 2017 and 2016, from the operations of the three condominiums incurred operating loss of $(266,231) and $(272,268), respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMANDER INNISBROOK, LLC

Date : April 26, 2018	By:	/s/ Prem Devadas
Prem Devadas
Manager (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devadas	Manager	April 26, 2018
(Chief Executive Officer)

/s/ Dale Pelletier	Chief Financial Officer	April 26, 2018
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Loan Agreement Dated as March 28, 2017 among Salamander Innisbrook, LLC and Salamander Innisbrook Condominium, LLC and Branch Banking and Trust Co. (filed herewith)
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Actof 2002
Exhibit 101.	Interactive data files formatted in XBRL (eXensible Business Reporting Language): (i) the Balance Sheets, (ii)the Statement of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document