Form 10-Q
period 2018-03-31
Salamander Innisbrook, LLC
filed 2020-09-18
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

727-942-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☐   NO  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☐      NO ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒	Emerging growth company ☐

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

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this annual report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “appears,” “believe,” “expect,” “hope,” “may,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. Certain factors that might cause such a difference include the following: changes in general economic conditions; including changes that may influence group conference and guests’ vacation plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in Rental Pool participation by the current condominium owners; our ability to continue to operate the Innisbrook Resort and Golf Club, or the “Resort” under our management contract; and the resale of condominiums to owners who elect neither to participate in the Rental Pool nor to become members of the Resort. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the Securities Exchange Commission. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Resort with any certainty. Accordingly, our projections in this annual report are subject to particularly high uncertainty.

Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to your interests.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,723,916	$787,554
Accounts receivable, net	2,878,204	1,991,844
Inventories and supplies	1,061,902	959,396
Prepaid expenses and other	926,795	782,800
Total current assets	6,590,817	4,521,594

Property, buildings and equipment, net	35,699,405	36,130,652
Intangibles	4,330,001	4,330,001
Due from affiliates	412,160	430,282
Deposits and other assets	275,988	270,613
Restricted cash	2,507,526	1,505,642
Total assets	$49,815,897	$47,188,784

Liabilities and Member's Equity

Current liabilities:
Accounts payable	$2,584,263	$2,360,876
Accrued liabilities	3,638,480	2,729,073
Deferred revenue	3,111,300	3,082,512
Current portion - capital leases	419,707	417,524
Current portion - note payable	777,471	792,377
Total current liabilities	10,531,221	9,382,362

Deferred revenue	930,803	916,940
Capital leases, net of current portion	427,676	533,404
Note payable, net of current portion and unamortized
deferred financing costs	13,255,006	13,416,266

Total liabilities	25,144,706	24,248,972

Commitments and Contingencies (Notes 4 and 6)

Member's equity	24,671,191	22,939,812

Total Liabilies and member's equity	$49,815,897	$47,188,784

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended March 31,
	2018	2017
Room revenue	$4,178,253	$4,753,475
Other resort revenues	11,053,997	10,766,831
Total revenue	15,232,250	15,520,306

Costs and expenses:
Operating costs and expenses	5,953,636	5,796,530
General and administrative	6,795,690	6,683,343
Depreciation and amortization	552,079	648,566
Total costs and expenses	13,301,405	13,128,439

Operating income	1,930,845	2,391,867

Interest expense	(199,466)	(10,437)

Net income	1,731,379	2,381,430

Member's equity, beginning of period	22,939,812	37,772,049
Member distributions	-	(14,339,615)
Member's equity, end of period	$24,671,191	$25,813,864

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$1,731,379	$2,381,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	552,079	648,566
Amortization of deferred financing costs	15,914	-
Provision for bad debts	9,000	3,000
Deposits and other assets	(5,375)	3,605
Other changes in operating assets and liabilities	33,585	156,459
Net cash provided by operating activities	2,336,582	3,193,060

Cash flows from investing activities:
Purchases of property and equipment	(120,833)	(140,958)
Due from affiliates	18,122	(191,428)
Net cash used in investing activities	(102,711)	(332,386)

Cash flows from financing activities:
Proceeds from note payable	-	15,000,000
Payment of loan costs	-	(318,279)
Repayment of note payable	(192,080)	-
Repayment of capital lease obligations	(103,545)	(101,409)
Member distributions	-	(14,339,615)
Net cash (used in)/provided by financing activities	(295,625)	240,697

Net change in cash and restricted cach	1,938,246	3,101,371

Cash and restricted cash, beginning of period	2,293,196	1,141,869
Cash and restricted cash, end of period	$4,231,442	$4,243,240

Supplemental disclosure of cash flow information:
Cash paid for interest	$202,204	$10,437

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

The Company controls and operates the Rental Pool Lease Operations (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 361 units or 448 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

Basis of presentation

The accompanying condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Quarterly Report on Form 10-Q. Consequently, they do not include all disclosures normally provided in the audited financial statements included in the Company’s Annual Report on Form 10-K.  Accordingly, these condensed financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Revenue Recognition

Our revenue is derived from a variety of sources including, but not limited to, hotel, food and beverage operations, retail sales and golf course operations. With the exception of membership dues and initiation fees, all revenues net of any sales and other taxes collected are recognized as products are delivered or services are performed, as incurred. The membership dues are recognized ratably over the applicable period (three months to one year depending on type of membership). The membership initiation fees at the Resort are nonrefundable and are initially recorded to deferred revenue and amortized over the average life of a membership which, based on historical information, is ten years for full golf memberships and five years for resort and executive golf memberships. Refer to “Recent Accounting Pronouncements” for further discussion.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 replaced most existing revenue recognition guidance in GAAP when it became effective. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The standard permits the use of either the full retrospective or modified retrospective adoption. We completed our evaluation of the effect that ASU No. 2014-09 had on our financial statements and our evaluation of our revenue streams (ie: Rooms, Food & Beverage, Golf and Membership) under the new standard. Because of the short-term day-to-day nature of our hotel revenues as well as the future treatment of revenues related to future events and membership, we determined that the pattern of revenue recognition did not change significantly. We evaluated how we recognize revenue related to initiation deposits when adopting ASU 2014-09 and determined that we will continue to recognize revenue over a period of time which represents the pattern of transfer of our services to our members. We will also continue recognizing revenue over the estimated life of the member and as a result the adoption of ASU 2014-09 did not impact how we recognize member revenue. The Company adopted this standard on its effective date of January 1, 2018 under the modified retrospective method. No adjustment was recorded to our opening balance of retained earnings on January 1, 2018 as there was no impact to our net income. Additionally, comparative information beginning in 2018 was not restated and will continue to be reported under Revenue Recognition (Topic 605). We also expect that the effect of adoption of ASU No. 2014-09 will be immaterial to us on an on-going basis.

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company adopted this standard on January 1, 2018. As a result, restricted cash reserves are included with cash on the Company’s condensed statements of cash flows. The adoption did not change the presentation of the Company’s condensed balance sheets.

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption was permitted. The Company adopted this standard on its effective date of January 1, 2019 under the modified retrospective method and using the optional transition method to apply the new lease accounting standard prospectively as of January 1, 2019, rather than as of the earliest period presented. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) assets of approximately $251,000 included in property, building and equipment, net, and corresponding operating lease liabilities of approximately $247,000. The adoption did not materially impact the Company’s statements of operations or cash flows.

The following table provides additional detail, by financial statement line item, of the ASU 2016-18 impacts in our condensed statements of cash flows for the three months ended March 31, 2018 and 2017.

	As Reported	ASU 2016 - 18	Reported
	(Pre-Adoption)	Impact	(Post- Adoption)
Three months ended March 31, 2018
Cash and restricted cash, end of period, shown in the statement of cash flows	$1,723,916	$2,507,526	$4,231,442

	As Reported	ASU 2016 - 18	Reported
	(Pre-Adoption)	Impact	(Post- Adoption)
Three months ended March 31, 2017
Cash and restricted cash, end of period, shown in the statement of cash flows	$2,743,240	$1,500,000	$4,243,240

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.

Note 2. Accounts Receivable

Accounts receivable consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Trade accounts receivable	$2,793,966	$1,812,660
Other receivables	121,755	211,027
Less allowance for bad debts	(37,517)	(31,843)
	$2,878,204	$1,991,844

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Land and land improvements	$21,603,610	$21,603,610
Buildings	25,460,387	25,460,387
Furniture, fixtures and equipment	12,014,451	12,014,451
Construction in progress	173,101	52,269
	59,251,549	59,130,717
Less accumulated depreciation	(23,552,144)	(23,000,065)
	$35,699,405	$36,130,652

Note 4. Commitments and Contingencies

In the normal course of our operations, we are periodically subject to claims and lawsuits. However, no such matters existed at March 31, 2018 or December 31, 2017.

Note 5. Related Party Transactions

We incurred management fees to an affiliate of $456,968 and $463,242 for the three month periods ended March 31, 2018 and 2017, respectively. These fees are included in general and administrative expenses in the condensed statements of operations and changes in member’s equity.

Golf Host Securities, Inc. is a fully owned subsidiary of Salamander Farms, LLC, our sole member. It operates as an on-site real estate broker at the Resort for the resale of the condominium units with a Rental Pool option. The brokers are required to have specific broker/dealer licenses to present all of the disclosures associated with the investment. Approximately $7,750 was paid to the Company for rent and related accounting services for each of the three month periods ended March 31, 2018 and 2017.

At March 31, 2018 and December 31, 2017, the amounts due from affiliates of $412,160 and $430,282, respectively, are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $67,821 and $88,182 for the three month periods ended March 31, 2018 and 2017, respectively, as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are included in general and administrative expenses in the condensed statements of operations and changes in member’s equity.

The Company has recorded the estimated quarterly Rental Pool distribution liability of $1,537,811 and $1,698,047 at March 31, 2018 and 2017, respectively.

Note 6. Note Payable

On March 28, 2017, the Company and Salamander Innisbrook Condominium, LLC, a related party, obtained a loan in the amount of fifteen million dollars ($15,000,000) from Branch Banking and Trust Company (BB&T). The loan is to be repaid over a five (5) year period in monthly installments of principal plus interest based on a 15 year amortization schedule commencing on May 5, 2017, with the remaining unpaid balance due in full on April 5, 2022. The interest for the loan is the one month LIBOR rate plus two and one quarter percent (2.25%) per annum adjusted monthly on the first day of each LIBOR interest period (3.9375% as of March 31, 2018). The loan is collateralized by the real and personal property of the Company and Salamander Innisbrook Condominium, LLC, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates. We have distributed these funds to our Member as a partial return of the capital it has invested. As of March 31, 2018, the carrying value of the loan approximates fair value.

The loan agreement contains customary financial covenants, including a covenant to maintain a debt service coverage ratio of at least 1.10 to 1.0, measured annually at the end of each fiscal year and a covenant to maintain a tangible net worth of not less than $15,000,000 at all times. In April 2019, we entered into an amendment to the loan agreement which waived the debt service coverage ratio requirement for the year ended December 31, 2018 and reduced the debt service coverage ratio requirement to at least 1.0 to 1.0 for the fiscal year ending December 31, 2019. The debt service coverage ratio requirement returns to at least 1.10 to 1.0 for the fiscal year ending December 31, 2020 through maturity.

As part of our loan agreement, we deposited $1,500,000 into a cash reserve account in March 2017. On February 27, 2018, we deposited an approximate amount of $1,000,000 into such account as required. The reserve account is restricted and may not be used to service the loan.

We incurred financing costs of $318,279, which were deferred and are being amortized over the term of the loan using a method that approximates the effective interest method. These costs have been reflected as a reduction of the note payable.

Below is a table of scheduled maturities of our note payable for the years ending December 31,

2018 (remaining 9 months)	$584,007
2019	805,102
2020	836,378
2021	868,870
2022	11,192,743
14,287,100
Less unamortized deferred financing costs	(254,623)
$14,032,477

Note 7. Leases

On August 1, 2015, we entered into a new master lease agreement with Agricredit-Acceptance, LLC for vehicles by Club Car, LLC. The agreement replaced our expired lease agreement and provides for two leases, golf carts and utility vehicles, with payments commencing in December 2015. The term of each lease is 48 months and the monthly lease payments are approximately $21,200 and $11,100, respectively. Lease expense amounted to approximately $94,000 for the period ended March 31, 2018 and 2017. Future minimum lease payments under operating leases for the years ended December 31 are as follows:

	2018	2019	Total
Agri Credit - golf & utility carts	$282,144	$219,445	$501,589

During the fourth quarter of 2014, the Company entered into a master lease agreement with PNC Equipment Finance, LLC for the lease of golf course equipment. The Company is obligated under five capital leases that were recorded in the first quarter 2015 when all of the equipment was received. The term of each lease is 60 months, with interest rates ranging from 2% to 4.45%, and the monthly lease payments vary in amount. The leases contain bargain purchase options that allow us to purchase the leased equipment for a minimal amount upon the expiration of the lease term. Equipment acquired under capital leases is pledged as collateral to secure the performance of the future minimum lease payments. Future minimum lease payments under capital lease obligations are as follows for the years ending December 31:

Years ending December 31,
2018 (remaining 9 months)	$344,887
2019	459,331
2020	116,925
Total future minimum lease payments	921,143

Less amount representing interest and taxes	(73,760)

Present value of future minimum lease payments	847,383

Less: current maturities	(419,707)

Obligations under capital leases - long term	$427,676

Note 8. Legal Proceedings

The Company is periodically involved in litigation in the normal course of operations. In the opinion of the Company’s management, the effect of these claims, if any, is not material to the Company’s financial condition and results of operations.

On January 16, 2015, we entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. We agreed to provide a credit towards future resort usage to be used over a three-year period which commenced on March 1, 2015. The credit, which approximated $350,000, is divided equally among the three-year period with no rollover of unused amounts from one year to another. At March 31, 2018, our remaining liability under this arrangement was $56,871. In April 2018, we agreed to extend the credit through October 2018 as our client committed to host two additional meetings at the resort. As of the date of this report, there was no remaining liability under this agreement.

Note 9. Subsequent events

In April 2019 the Company agreed to modify the Loan Agreement (Agreement) dated March 28, 2017 and agreed to the release of $500,000 from the Cash Reserve Account prescribed in Section 2.01(g) of the Agreement which was used to pay down the principle. The amendment also waived the debt service coverage ratio requirement for the year ended December 31, 2018 and reduced the debt service coverage ratio requirement to at least 1.0 to 1.0 for the fiscal year ending December 31, 2019.

In early 2020, an outbreak of a novel strain of coronavirus that causes COVID-19 emerged globally. As a result, events have occurred, including mandates from federal, state and local authorities leading to significant declines in guest visits and closures of hotels, including the Resort. The significant reduction in guest visits to, and spending at, the Resort caused by the coronavirus pandemic have resulted in a loss of revenue and other material adverse effects to the Company’s financial position, results of operations, and cash flows. The Company is not able to estimate the length or severity of this outbreak and the related financial impact.

In March 2020, approximately one week from the beginning of the 2020 PGA Valspar Tournament, Copperhead Charities and the PGA Tour notified the Company that the PGA Valspar Tournament would be cancelled for 2020 due to the impacts of the COVID-19 pandemic. No cancellation fees were paid by Copperhead Charities but the Company was reimbursed for its out-of-pocket expenses. As of the date of this report, the Company is negotiating with Copperhead Charities and the PGA Tour for a multi-year renewal of the contract.

In March 2020, we entered into an amendment to the loan agreement which defers the scheduled loan repayments for April, May, and June 2020. These repayments along with accrued interest are deferred until the loan matures in April 2022.

In April 2020, the Resort obtained a United States government subsidy of $3,394,500. The Paycheck Protection Program (“PPP”), is a United States government temporary program created with the intent to provide a subsidy to assist businesses in keeping employees employed during the pandemic. The PPP Loan may not need to be repaid if certain requirements are met. Under the Coronavirus Aid, Relief, and Economic Security Act, as modified, any amounts not forgiven will be required to be repaid over a term having a minimum maturity of five (5) years and a maximum maturity of 10 years from the date on which the borrower applies for forgiveness. The loan will carry a one percent (1%) interest rate.

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

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED BALANCE SHEETS
(Unaudited)

DISTRIBUTION FUND

	March 31,	December 31,
	2018	2017
ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC
FOR DISTRIBUTION	$1,477,115	$927,153
INTEREST RECEIVABLE FROM MAINTENANCE
ESCROW FUND	1,125	1,214
	$1,478,240	$928,367

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$1,478,240	$928,367
	$1,478,240	$928,367

MAINTENANCE ESCROW FUND

	March 31,	December 31,
	2018	2017
ASSETS

CASH	$460,055	$187,281
CASH EQUIVALENTS	350,000	350,000
INTEREST RECEIVABLE	5,471	5,616
	$815,526	$542,897

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$27,375	$43,703
INTEREST PAYABLE TO DISTRIBUTION FUND	1,125	1,214
TOTAL LIABILITIES	28,500	44,917

CARPET CARE RESERVE	13,145	14,154
PARTICIPANTS' FUND BALANCES	773,881	483,826
	$815,526	$542,897

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF OPERATIONS
DISTRIBUTION FUND
(Unaudited)

	Three months ended March 31,
	2018	2017
ROOM REVENUES	$4,127,934	$4,706,356

DEDUCTIONS:
Agents' commissions	175,472	188,718
Credit card fees	115,738	132,012
Audit fees	19,002	18,501
Linen replacements	40,821	53,650
Rental pool complimentary fees	11,756	6,797
	362,789	399,678

ADJUSTED GROSS REVENUES	3,765,145	4,306,678

AMOUNT RETAINED BY LESSEE	(2,259,087)	(2,584,007)

GROSS INCOME DISTRIBUTION	1,506,058	1,722,671

ADJUSTMENTS TO GROSS
INCOME DISTRIBUTION:
General pooled expense	(2,601)	(2,209)
Miscellaneous pool adjustments	867	378
Corporate complimentary occupancy fees	2,012	2,901
Occupancy fees	(400,973)	(471,736)
Advisory Committee expenses	(35,864)	(39,595)

NET INCOME DISTRIBUTION	1,069,499	1,212,410

ADJUSTMENTS TO NET INCOME
DISTRIBUTION:
Occupancy fees	400,973	471,736
Hospitality suite fees	3,148	3,298
Associate room fees	3,495	4,820

AVAILABLE FOR DISTRIBUTION
TO PARTICIPANTS	$1,477,115	$1,692,264

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES
(Unaudited)

DISTRIBUTION FUND

	Three months ended March 31,
	2018	2017
BALANCE, beginning of period	$-	$-

ADDITIONS:
Amounts available for distribution	1,477,115	1,692,264
Interest received or receivable
from Maintenance Escrow Fund	1,125	576
REDUCTIONS:
Amounts accrued or paid
to participants	(1,478,240)	(1,692,840)
BALANCE, end of period	$-	$-

MAINTENANCE ESCROW FUND

	Three months ended March 31,
	2018	2017
BALANCE, beginning of period	$483,826	$536,217

ADDITIONS:
Charges to participants to establish
or restore escrow balances	416,300	168,935
REDUCTIONS:
Maintenance charges	(101,808)	(145,179)
Member accounts & miscellaneous	-	30
Refunds to participants as
prescribed by the master lease
agreements	(24,437)	(23,487)
BALANCE, end of period	$773,881	$536,516

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Item 1. Rental Pool Lease Operation

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

The Rental Pool consists of condominiums at the Resort which are leased by the Company from their owners and used as hotel accommodations for the Resort. The Master Lease Agreement (“MLA”) provides that on an annual basis each owner (the “Participant”) may elect to participate in the Rental Pool for the following year by signing an Annual Lease Agreement (“ALA”). Any condominium unit owner who does not sign the ALA is not permitted to participate in the Rental Pool for the following year. Under the Agreement, the Resort pays the participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on $10 million; 45% between $10 million and $11 million and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agents’ commissions, audit fees, occupancy fees when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each Participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor, as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by the Company’s employees.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We operate Innisbrook Resort and Golf Club (the “Resort” or the “Company”) in Palm Harbor, Florida, containing 1,216 condominium units; all of which have been sold to third parties or to affiliates of the Company. An average of 361 units or 448 rooms are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainder of the condominium units are owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities and administrative offices.

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

Results of operations for the three months ended March 31, 2018 and 2017 (unaudited) were as follows:

	Three months ended March 31,
	2018	%	2017	%	Inc/(dec)	% Chg
Resort revenues
Room revenues	$4,178,253	27.4%	$4,753,475	30.6%	$(575,222)	-12.1%
Other resort revenues	11,053,997	72.6%	10,766,831	69.4%	287,166	2.7%
Total resort revenues	15,232,250	100.0%	15,520,306	100.0%	(288,056)	-1.9%
Costs and Expenses:
Operating costs and expenses	5,953,636	39.1%	5,796,530	37.3%	157,106	2.7%
General and administrative	6,795,690	44.6%	6,683,343	43.1%	112,347	1.7%
Depreciation and amortization	552,079	3.6%	648,566	4.2%	(96,487)	-14.9%
Total costs and expenses	13,301,405	87.3%	13,128,439	84.6%	172,966	1.3%
Operating loss	1,930,845	12.7%	2,391,867	15.4%	(461,022)	-19.3%
Interest expense	(199,466)	-1.3%	(10,437)	0.1%	(189,029)	-1811.1%
Net income	$1,731,379	11.4%	$2,381,430	15.3%	$(650,051)	-27.3%

For the three month period ended March 31, 2018, overall resort revenues decreased by approximately $288,000 or less than 2%. Our Room revenues were down in all segmentations, resulting in a decrease of $575,000 or 12% year over year. As a result of the reduction in Rooms revenue, revenues in food & beverage and banquets & catering decreased. These decreases were offset by increases in golf and conference revenues.

Total operating costs and expenses were up year-over-year $157,000 or 2.7%. General and administrative expenses were up approximately $112,000 due to increases in credit card commissions and recruitment/relocation expenses. Sales and Marketing had increased costs of $133,000 in E-commerce advertising. The increase in our interest expense, $189,000, is the result of the Notes Payable entered into on March 28, 2017.

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

Critical Accounting Policies

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

In May 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 replaced most existing revenue recognition guidance in GAAP when it became effective. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The standard permits the use of either the full retrospective or modified retrospective adoption. We completed our evaluation of the effect that ASU No. 2014-09 had on our financial statements and our evaluation of our revenue streams (ie: Rooms, Food & Beverage, Golf and Membership) under the new standard. Because of the short-term day-to-day nature of our hotel revenues as well as the future treatment of revenues related to future events and membership, we determined that the pattern of revenue recognition did not change significantly. We evaluated how we recognize revenue related to initiation deposits when adopting ASU 2014-09 and determined that we will continue to recognize revenue over a period of time which represents the pattern of transfer of our services to our members. We will also continue recognizing revenue over the estimated life of the member and as a result the adoption of ASU 2014-09 did not impact how we recognize member revenue. The Company adopted this standard on its effective date of January 1, 2018 under the modified retrospective method. No adjustment was recorded to our opening balance of retained earnings on January 1, 2018 as there was no impact to our net income. Additionally, comparative information beginning in 2018 was not restated and will continue to be reported under Revenue Recognition (Topic 605). We also expect that the effect of adoption of ASU No. 2014-09 will be immaterial to us on an on-going basis.

In November 2016, the FASB issued ASU No. 2016-18, “Classification of Restricted Cash,” which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective for the first annual period beginning after December 15, 2017, including interim periods within those periods. Early adoption was permitted. The Company adopted this standard on January 1, 2018. As a result, restricted cash reserves are included with cash on the Company’s condensed statements of cash flows. The adoption did not change the presentation of the Company’s condensed balance sheets.

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption was permitted. The Company adopted this standard on its effective date of January 1, 2019 under the modified retrospective method and using the optional transition method to apply the new lease accounting standard prospectively as of January 1, 2019, rather than as of the earliest period presented. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) assets of approximately $251,000 included in property, building and equipment, net, and corresponding operating lease liabilities of approximately $247,000. The adoption did not materially impact the Company’s statements of operations or cash flows.

There are no other accounting standards that have been issued but not yet adopted that we believe could have a material impact on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from an adverse change in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market or price changes. The Company is exposed to market risk associated with changes in the LIBOR interest rate on our variable rate debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2018, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as March 31, 2018, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as discussed below.

Notwithstanding such material weaknesses, which are described below in Management’s Report on Internal Control over Financial Reporting, our management has concluded that the condensed financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Report Internal Controls Over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2018, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of March 31, 2018, the Company’s internal control over financial reporting was not effective as a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that material misstatements of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified the following material weaknesses: (i) an ineffective control environment due to the hiring of one or more individuals with a lack of an appropriate level of knowledge and experience with generally accepted accounting principles, (ii) ineffective control activities due to improper design of internal controls over financial reporting which led to the inability to implement proper controls, and (iii) ineffective monitoring controls to ascertain, in a timely manner, whether such individuals were following proper internal controls and that the components of internal control were present and functioning.

As of March 31, 2018, our remediation of these deficiencies was incomplete.

Remediation Efforts to Address Material Weaknesses

Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions toward the remediation of the respective material weaknesses in internal control over financial reporting as outlined below.

In 2019, we terminated the employment of those individuals who lacked the appropriate level of knowledge and experience with generally accepted accounting principles, and hired a new Director of Finance. Additionally, we hired an outside consultant who is trained and experienced in internal controls, financial reporting and public accounting. And finally, the oversight of internal controls and financial reporting has been transitioned to our parent’s corporate accounting department.

We will continue to make improvements to our internal controls and monitoring procedures as necessary to ensure consistent application of generally accepted accounting principles and allow for more effective monitoring of compliance. Management believes the steps taken above have remediated the material weakness described above as of the date of this report.

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer, have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2018, that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting, except as described above.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is periodically involved in litigation in the normal course of operations. In the opinion of the Company’s management, the effect of these claims, if any, is not material to the Company’s financial condition and results of operations.

On January 16, 2015, the Company entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. The Company has agreed to provide a credit to be used over a three-year period commencing March 1, 2015 through March 1, 2018. The credit, which approximated $350,000, is being divided equally among the three-year period with no rollover of unused amounts from one year to another. The liability was $56,871 at March 31, 2018

As of April 2018, we agreed to extend the credit through October 2018 as our client has committed to two additional programs at the resort. As of the date of this report, there was no remaining liability under this agreement.

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

SALAMANDER INNISBROOK, LLC (Registrant)

Date: September 18, 2020	/s/ Prem Devadas
Prem Devadas
Manager (Chief Executive Officer)

Date: September 18, 2020	/s/ Dale Pelletier
Dale Pelletier
Chief Financial Officer (Principal Financial and Accounting Officer)