Form 10-Q
period 2018-06-30
Salamander Innisbrook, LLC
filed 2020-09-18
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☒	Emerging growth company ☐

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash	$1,131,493	$787,554
Accounts receivable, net	1,872,840	1,991,844
Inventories and supplies	949,311	959,396
Prepaid expenses and other	644,804	782,800
Total current assets	4,598,448	4,521,594

Property, buildings and equipment, net	35,242,436	36,130,652
Intangibles	4,330,001	4,330,001
Due from affiliates	621,870	430,282
Deposits and other assets	277,550	270,613
Restricted cash	2,510,686	1,505,642
Total assets	$47,580,991	$47,188,784

Liabilities and Member's Equity

Current liabilities:
Accounts payable	$1,631,692	$2,360,876
Accrued liabilities	3,136,938	2,729,073
Deferred revenue	2,864,773	3,082,512
Current portion - capital leases	421,820	417,524
Current portion - note payable	806,345	792,377
Total current liabilities	8,861,568	9,382,362

Deferred revenue	938,334	916,940
Capital leases, net of current portion	321,477	533,404
Note payable, net of current portion and unamortized deferred financing costs	13,064,021	13,416,266

Total liabilities	23,185,400	24,248,972

Commitments and Contingencies (Notes 4 and 7)

Member's equity	24,395,591	22,939,812
Total liabilities and member’s equity	$47,580,991	$47,188,784

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Resort revenues:
Rooms revenue	$2,768,764	$2,783,620	$6,947,017	$7,537,095
Other resort revenues	8,284,524	7,640,775	19,338,521	18,407,606
Total resort revenues	11,053,288	10,424,395	26,285,538	25,944,701

Costs and expenses:
Operating costs and expenses	5,164,609	4,686,805	11,118,245	10,483,335
General and administrative	5,434,500	5,241,481	12,230,190	11,924,824
Depreciation and amortization	546,558	654,037	1,098,637	1,302,603
Total costs and expenses	11,145,667	10,582,323	24,447,072	23,710,762

Operating income/(loss)	(92,379)	(157,928)	1,838,466	2,233,939

Interest expense	(183,221)	(159,878)	(382,687)	(170,316)

Net income/(loss)	(275,600)	(317,806)	1,455,779	2,063,623

Member's equity, beginning of period	24,671,191	25,813,864	22,939,812	37,772,049
Member distributions	-	(2,877)	-	(14,342,491)
Member's equity, end of period	$24,395,591	$25,493,181	$24,395,591	$25,493,181

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,455,779	$2,063,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,098,637	1,302,602
Amortization of deferred financing costs	31,828	15,914
Provision for bad debts	20,000	6,020
Deposits and other assets	(6,937)	(23,345)
Other changes in operating assets and liabilities	(270,578)	(717,336)
Net cash provided by operating activities	2,328,729	2,647,478

Cash flows from investing activities:
Purchases of property and equipment	(210,423)	(148,083)
Due from affiliates	(191,588)	-
Net cash used in investing activities	(402,011)	(148,083)

Cash flows from financing activities:
Proceeds from notes payable	-	15,000,000
Repayment of note payable	(370,104)	(127,827)
Repayment of capital lease obligations	(207,631)	(203,348)
Payment of deferred financing costs	-	(318,279)
Member distributions	-	(14,342,491)
Net cash (used in) provided by financing activities	(577,735)	8,055

Net change in cash and restricted cach	1,348,983	2,507,450

Cash and restricted cash, beginning of period	2,293,196	1,141,869
Cash and restricted cash, end of period	$3,642,179	$3,649,319

Supplemental disclosure of cash flow information:
Cash paid for interest	$377,530	$129,078

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

The Company controls and operates the Rental Pool Lease Operations (the “Rental Pool”); a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 346 units or 431 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

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

The following table provides additional detail, by financial statement line item, of the ASU 2016-18 impacts in our condensed statements of cash flows for the six months ended June 30, 2018 and 2017.

	As Reported	ASU 2016 - 18	Reported
	(Pre-Adoption)	Impact	(Post- Adoption)
Six months ended June 30, 2018
Cash and restricted cash, end of period, shown in the statement of cash flows	$1,131,493	$2,510,686	$3,642,179

	As Reported	ASU 2016 - 18	Reported
	(Pre-Adoption)	Impact	(Post- Adoption)
Six months ended June 30, 2017
Cash and restricted cash, end of period, shown in the statement of cash flows	$2,148,084	$1,501,235	$3,649,319

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.

Note 2. Accounts Receivable

Accounts receivable consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Trade accounts receivable	$1,741,180	$1,812,660
Other receivables	174,732	211,027
Less allowance for bad debts	(43,072)	(31,843)
	$1,872,840	$1,991,844

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Land and land improvements	$21,603,610	$21,603,610
Buildings	25,460,387	25,460,387
Furniture, fixtures and equipment	12,014,451	12,014,451
Construction in progress	262,690	52,269
	59,341,138	59,130,717
Less accumulated depreciation	(24,098,702)	(23,000,065)
	$35,242,436	$36,130,652

Note 4. Commitments and Contingencies

In the normal course of our operations, we are periodically subject to claims and lawsuits. However, no such matters existed at June 30, 2018 or December 31, 2017.

Note 5. Related Party Transactions

We incurred management fees to an affiliate of $331,538 and $315,546 for the three month periods ended June 30, 2018 and 2017, respectively, and $788,506 and $778,788 for the six month periods ended June 30, 2018 and 2017, respectively. These fees are included in general and administrative expenses in the condensed statements of operations and changes in member’s equity.

Golf Host Securities, Inc. is a fully owned subsidiary of Salamander Farms, LLC, our sole member. It operates as an on-site real estate broker at the Resort for the resale of the condominium units with a Rental Pool option. The brokers are required to have specific broker/dealer licenses to present all of the disclosures associated with the investment. Approximately $7,750 was paid to the Company for rent and related accounting services for each of the three month periods ended June 30, 2018 and 2017, and approximately $15,500 was paid to the Company for rent and related accounting services for each of the six month periods ended June 30, 2018 and 2017.

At June 30, 2018 and December 31, 2017, the amounts due from affiliates of $621,870 and $430,282, respectively, are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $106,584 and $87,179 for the three month periods ended June 30, 2018 and 2017, respectively, and $174,405 and $175,362 for the six month periods ended June 30, 2018 and 2017, respectively, as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are included in general and administrative expenses in the condensed statements of operations and changes in member’s equity.

The Company has recorded the estimated quarterly Rental Pool distribution liability of $1,019,883 and $961,654 at June 30, 2018 and December 31, 2017, respectively.

Note 6. Note Payable

On March 28, 2017, the Company and Salamander Innisbrook Condominium, LLC, a related party, obtained a loan in the amount of fifteen million dollars ($15,000,000) from Branch Banking and Trust Company (BB&T). The loan is to be repaid over a five (5) year period in monthly installments of principal plus interest based on a 15 year amortization schedule commencing on May 5, 2017, with the remaining unpaid balance due in full on April 5, 2022. The interest for the loan is the one month LIBOR rate plus two and one quarter percent (2.25%) per annum adjusted monthly on the first day of each LIBOR interest period (4.3402% as of June 30, 2018). The loan is collateralized by the real and personal property of the Company and Salamander Innisbrook Condominium, LLC, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates. We have distributed these funds to our Member as a partial return of the capital it has invested. As of June 30, 2018, the carrying value of the loan approximates fair value.

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

Below is a table of scheduled maturities of our note payable for the years ending December 31,

2018 (remaining 6 months)	$391,190
2019	805,102
2020	836,378
2021	868,870
2022	11,207,535
14,109,075
Less unamortized deferred financing costs	(238,709)
$13,870,366

Note 7. Leases

On August 1, 2015, we entered into a new master lease agreement with Agricredit-Acceptance, LLC for vehicles by Club Car, LLC. The agreement replaced our expired lease agreement and provides for two leases, golf carts and utility vehicles, with payments commencing in December 2015. The term of each lease is 48 months and the monthly lease payments are approximately $21,200 and $11,100, respectively. Lease expense amounted to approximately $193,800 for each of the six month periods ended June 30, 2018 and 2017. Future minimum lease payments under operating leases for the years ended December 31 are as follows:

	2018	2019	Total
Agri Credit - golf & utility carts	$188,096	$219,445	$407,541

During the fourth quarter of 2014, the Company entered into a master lease agreement with PNC Equipment Finance, LLC for the lease of golf course equipment. The Company is obligated under five capital leases that were recorded in the first quarter 2015 when all of the equipment was received. The term of each lease is 60 months, with interest rates ranging from 2% to 4.45%, and the monthly lease payments vary in amount. The leases contain bargain purchase options that allow us to purchase the leased equipment for a minimal amount upon the expiration of the lease term. Equipment acquired under capital leases is pledged as collateral to secure the performance of the future minimum lease payments. Future minimum lease payments under capital leases for the years ended December 31 are as follows:

Years ending December 31,
2018 (remaining 6 months)	$229,665
2019	459,331
2020	116,925

Total future minimum lease payments	805,921

Less amount representing interest and taxes	(62,624)

Present value of future minimum lease payments	743,297

Less: current maturities	(421,820)

Obligations under capital leases - long term	$321,477

Note 8. Legal Proceedings

The Company is periodically involved in litigation in the normal course of operations. In the opinion of the Company’s management, the effect of these claims, if any, is not material to the Company’s financial condition and results of operations.

On January 16, 2015, we entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. We agreed to provide a credit towards future resort usage to be used over a three-year period which commenced on March 1, 2015. The credit, which approximated $350,000, is divided equally among the three-year period with no rollover of unused amounts from one year to another. At June 30, 2018, our remaining liability under this arrangement was $42,000. In April 2018, we agreed to extend the credit through October 2018 as our client committed to host two additional meetings at the resort. As of the date of this report, there was no remaining liability under this agreement.

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

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

(Unaudited)

DISTRIBUTION FUND

	June 30,	December 31,
	2018	2017
ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	$975,380	$927,153
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	7,995	1,214
	$983,375	$928,367

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$983,375	$928,367
	$983,375	$928,367

MAINTENANCE ESCROW FUND

	June 30,	December 31,
	2018	2017
ASSETS

CASH	$4,731,984	$187,281
CASH EQUIVALENTS	350,000	350,000
INTEREST RECEIVABLE	7,329	5,616
	$5,089,313	$542,897

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$49,640	$43,703
INTEREST PAYABLE TO DISTRIBUTION FUND	7,995	1,214
TOTAL LIABILITIES	57,635	44,917

CARPET CARE RESERVE	9,413	14,154
PARTICIPANTS' FUND BALANCES	5,022,265	483,826
	$5,089,313	$542,897

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
GROSS REVENUES	$2,737,272	$2,739,228	$6,865,206	$7,445,584

DEDUCTIONS:
Agents' commissions	125,957	134,203	301,429	322,921
Credit card fees	76,904	77,047	192,642	209,059
Audit fees	19,002	18,501	38,004	37,002
Linen replacements	9,060	5,514	49,881	59,164
Rental pool complimentary fees	6,929	9,544	18,685	16,341
	237,852	244,809	600,641	644,487

ADJUSTED GROSS REVENUES	2,499,420	2,494,419	6,264,565	6,801,097

AMOUNT RETAINED BY LESSEE	(1,499,652)	(1,496,652)	(3,758,739)	(4,080,658)

GROSS INCOME DISTRIBUTION	999,768	997,767	2,505,826	2,720,439

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(2,435)	(6,042)	(5,036)	(8,251)
Miscellaneous pool adjustments	(36)	1,141	832	1,519
Corporate complimentary occupancy fees	1,909	719	3,921	3,620
Occupancy fees	(350,676)	(357,267)	(751,649)	(829,003)
Advisory Committee expenses	(31,420)	(35,615)	(67,284)	(75,210)

NET INCOME DISTRIBUTION	617,110	600,703	1,686,610	1,813,114

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	350,676	357,267	751,649	829,003
Hospitality suite fees	924	251	4,072	3,549
Associate room fees	6,670	7,955	10,165	12,775

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$975,380	$966,176	$2,452,496	$2,658,441

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
BALANCE, beginning of period	$-	$-	$-	$-

ADDITIONS:
Amounts available for distribution	975,380	966,176	2,452,496	2,658,441
Interest received or receivable from Maintenance Escrow Fund	7,995	755	9,120	1,331
REDUCTIONS:
Amounts accrued or paid to participants	(983,375)	(966,931)	(2,461,616)	(2,659,772)
BALANCE, end of period	$-	$-	$-	$-

MAINTENANCE ESCROW FUND

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
BALANCE, beginning of period	$773,881	$536,516	$483,826	$536,217

ADDITIONS:
Charges to participants to establish or restore escrow balances	4,359,616	142,721	4,775,917	311,656
REDUCTIONS:
Maintenance charges	(100,312)	(136,752)	(202,120)	(281,930)
Member accounts & miscellaneous	67	54	67	84
Refunds to participants as prescribed by the master lease agreements	(10,987)	(8,929)	(35,425)	(32,417)
BALANCE, end of period	$5,022,265	$533,610	$5,022,265	$533,610

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

The Rental Pool consists of condominiums at the Resort which are leased by the Company from their owners and used as hotel accommodations for the Resort. The Master Lease Agreement (“MLA”) provides that on an annual basis each owner (the “Participant”) may elect to participate in the Rental Pool for the following year by signing an Annual Lease Agreement (“ALA”). Any condominium unit owner who does not sign the ALA is not permitted to participate in the Rental Pool for the following year. Under the MLA, the Resort pays the participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on $10 million; 45% between $10 million and $11 million and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agents’ commissions, audit fees, occupancy fees when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each Participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor, as defined in the MLA. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by the Company’s employees.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We operate Innisbrook Resort and Golf Club (the “Resort” or the “Company”) in Palm Harbor, Florida, containing 1,216 condominium units; all of which have been sold to third parties or to affiliates of the Company. An average of 346 units or 431 rooms are hotel accommodations that participate in a rental-pooling program (the “Rental Pool”) that provides owners with a percentage distribution of related room revenues minus certain fees and expenses. The remainder of the condominium units are owner-occupied. Other resort property owned by the Company and its affiliates include golf courses, restaurants, tennis courts, a spa and fitness center, swimming pools, conference center facilities and administrative offices.

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

Results of operations for the three months ended June 30, 2018 and 2017 (unaudited) were as follows:

	Three months ended June 30,
	2018	%	2017	%	Inc/(dec)	% Chg
Resort revenues:
Room revenues	$2,768,764	25.0%	$2,783,620	26.7%	$(14,856)	-0.5%
Other resort revenues	8,284,524	75.0%	7,640,775	73.3%	643,749	8.4%
Total resort revenues	11,053,288	100.0%	10,424,395	100.0%	628,893	6.0%
Costs and expenses:
Operating costs and expenses	5,164,609	46.7%	4,686,805	45.0%	477,804	10.2%
General and administrative	5,434,500	49.2%	5,241,481	50.3%	193,019	3.7%
Depreciation and amortization	546,558	4.9%	654,037	6.3%	(107,479)	-16.4%
Total costs and expenses	11,145,667	100.8%	10,582,323	101.5%	563,344	5.3%
Operating loss	(92,379)	-0.8%	(157,928)	-1.5%	65,549	-41.5%
Interest expense	(183,221)	-1.7%	(159,878)	-1.5%	(23,343)	14.6%
Net loss	$(275,600)	-2.5%	$(317,806)	-3.0%	$42,206	-13.3%

Overall, our second quarter revenues increased approximately $629,000 or 6.0% over the prior year. Occupied room nights were down 445 compared to the same period last year due to decreased group and package revenues. This decrease was offset by an increase in transient rooms revenues. Other resort revenues increased approximately 8.4% due to increases in food and beverage sales and continued increases in golf revenues.

Total operating costs and expenses were up year-over-year approximately $478,000 or 10.2% reflective of the increased revenues across the same period. General and administrative expenses increased approximately $193,000 over the prior year due to increases in credit card commissions and costs of our security service. Our depreciation expense continues to decrease as more of our fixed assets fully depreciate.

Results of operations for the six months ended June 30, 2018 and 2017 (unaudited) were as follows:

	Six months ended June 30,
	2018	%	2017	%	Inc/(dec)	% Chg
Resort revenues:
Room revenues	$6,947,017	26.4%	$7,537,095	29.1%	$(590,078)	-7.8%
Other resort revenues	19,338,521	73.6%	18,407,606	70.9%	930,915	5.1%
Total resort revenues	26,285,538	100.0%	25,944,701	100.0%	340,837	1.3%
Costs and expenses:
Operating costs and expenses	11,118,245	42.3%	10,483,335	40.4%	634,910	6.1%
General and administrative	12,230,190	46.5%	11,924,824	46.0%	305,366	2.6%
Depreciation and amortization	1,098,637	4.2%	1,302,603	5.0%	(203,966)	-15.7%
Total costs and expenses	24,447,072	93.0%	23,710,762	91.4%	736,310	3.1%
Operating income	1,838,466	7.0%	2,233,939	8.6%	(395,473)	-17.7%
Interest expense	(382,687)	-1.5%	(170,316)	-0.7%	(212,371)	124.7%
Net income	$1,455,779	5.5%	$2,063,623	8.0%	$(607,844)	-29.5%

Rooms revenues from the six month period ended June 30, 2018 decreased approximately $590,000 or 7.8% over the prior six month period due to a reduction in room rental nights of 4,870. Group rooms revenues saw the largest decrease of approximately 19.3%. Other resort revenues increased approximately 5.1% primarily due to increased golf revenue of 15% compared to the same period in the prior year.

Our operating costs and expenses increased approximately $635,000 or 6.1% primarily due to payroll costs for additional staffing and credit card commissions. Additionally, we have increased our exposure via e-commerce resulting in additional sales and marketing expense of $177,000 over the same period in the prior year. General and administrative expenses increased approximately $305,000 over the prior year due to increases in credit card commissions and costs of our security service. Our depreciation expense continues to decrease as more of our fixed assets fully depreciate. The increase in our interest expense of approximately $212,000 or 124.7% is the result of the note payable agreement entered into on March 28, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2018, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as June 30, 2018, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as discussed below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2018, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of June 30, 2018, the Company’s internal control over financial reporting was not effective as a result of the material weaknesses described below.

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

As of June 30, 2018, our remediation of these deficiencies was incomplete.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer, have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2018, that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting, except as described above.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is periodically involved in litigation in the normal course of operations. In the opinion of the Company’s management, the effect of these claims, if any, is not material to the Company’s financial condition and results of operations.

On January 16, 2015, the Company entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. The Company has agreed to provide a credit to be used over a three-year period commencing March 1, 2015 through March 1, 2018. The credit, which approximated $350,000, is being divided equally among the three-year period with no rollover of unused amounts from one year to another. The liability was $42,000 at June 30, 2018

As of April 2018, we agreed to extend the credit through October 2018 as our client has committed to two additional programs at the resort. As of the date of this report, there was no remaining liability under this agreement.

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