Form 10-Q
period 2018-09-30
Salamander Innisbrook, LLC
filed 2020-09-18
CIK 1418372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this annual report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “appears”, “believe”, “expect”, “hope”, “may”, “will”, “anticipate”, “intend”, “estimate”, “project”, “assume” or other similar expressions. Certain factors that might cause such a difference include the following: changes in general economic conditions; including changes that may influence group conference and guests’ vacation plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in Rental Pool participation by the current condominium owners; our ability to continue to operate the Innisbrook Resort and Golf Club, or the “Resort” under our management contract; and the resale of condominiums to owners who elect neither to participate in the Rental Pool nor to become members of the Resort. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the Securities Exchange Commission. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Resort with any certainty. Accordingly, our projections in this annual report are subject to particularly high uncertainty.

Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to your interests.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash	$330,790	$787,554
Accounts receivable, net	1,201,477	1,991,844
Inventories and supplies	882,562	959,396
Prepaid expenses and other	885,452	782,800
Total current assets	3,300,281	4,521,594

Property, buildings and equipment, net	34,868,847	36,130,652
Intangibles	4,330,001	4,330,001
Due from affiliates	274,039	430,282
Deposits and other assets	274,425	270,613
Restricted cash	2,513,741	1,505,642
Total assets	$45,561,334	$47,188,784

Liabilities and Member's Equity

Current liabilities:
Accounts payable	$2,639,146	$2,360,876
Accrued liabilities	2,470,366	2,729,073
Deferred revenue	3,196,419	3,082,512
Current portion - capital leases	424,028	417,524
Current portion - note payable	797,467	792,377
Total current liabilities	9,527,426	9,382,362

Deferred revenue	934,868	916,940
Capital leases, net of current portion	214,638	533,404
Note payable, net of current portion and unamortized deferred financing costs	12,915,486	13,416,266

Total liabilities	23,592,418	24,248,972

Commitments and Contingencies (Notes 4 and 7)

Member's equity	21,968,916	22,939,812
Total liabilities and member’s equity	$45,561,334	$47,188,784

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Resort revenues:
Room revenues	$1,759,870	$2,058,771	$8,706,887	$9,595,866
Other resort revenues	4,870,549	4,639,676	24,209,070	23,047,282
Total resort revenues	6,630,419	6,698,447	32,915,957	32,643,148

Costs and expenses:
Operating costs and expenses	3,830,178	3,797,916	14,948,423	14,281,251
General and administrative	4,532,937	4,725,903	16,763,127	16,650,727
Depreciation and amortization	514,573	583,928	1,613,210	1,886,531
Total costs and expenses	8,877,688	9,107,747	33,324,760	32,818,509

Operating loss	(2,247,269)	(2,409,300)	(408,803)	(175,361)

Interest expense	(179,406)	(155,123)	(562,093)	(325,439)

Net loss	(2,426,675)	(2,564,423)	(970,896)	(500,800)

Member's equity, beginning of period	24,395,591	25,493,181	22,939,812	37,772,049
Member distributions	-	(2,388)	-	(14,344,879)
Member's equity, end of period	$21,968,916	$22,926,370	$21,968,916	$22,926,370

See accompanying notes to unaudited condensed financial statements.

SALAMANDER INNISBROOK, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(970,896)	$(500,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,613,210	1,886,531
Amortization of deferred financing costs	47,742	31,828
Provision for bad debts	31,010	9,020
Deposits and other assets	(3,812)	(40,711)
Other changes in operating assets and liabilities	884,936	795,295
Net cash provided by operating activities	1,602,190	2,181,163

Cash flows from investing activities:
Purchases of property and equipment	(351,405)	(298,646)
Due from affiliates	156,243	-
Net cash used in investing activities	(195,162)	(298,646)

Cash flows from financing activities:
Proceeds from notes payable	-	15,000,000
Repayment of note payable	(543,431)	(324,482)
Repayment of capital lease obligations	(312,262)	(305,819)
Payment of deferred financing costs	-	(318,278)
Member distributions	-	(14,344,879)
Net cash used in financing activities	(855,693)	(293,458)

Net change in cash and restricted cach	551,335	1,589,059

Cash and restricted cash, beginning of period	2,293,196	1,141,869
Cash and restricted cash, end of period	$2,844,531	$2,730,928

Supplemental disclosure of cash flow information:
Cash paid for interest	$554,863	$251,709

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption was permitted. The Company adopted this standard on its effective date of January 1, 2019 under the modified retrospective method and using the optional transition method to apply the new lease accounting standard prospectively as of January 1, 2019, rather than as of the earliest period presented. Adoption of this standard resulted in the recording of net operating lease right-of-use (“ROU”) assets of approximately $251,000 included in property, building and equipment, net, and corresponding operating lease liabilities of approximately $247,000. The adoption did not materially impact the Company’s statements of operations or cash flows. .

The following table provides additional detail, by financial statement line item, of the ASU 2016-18 impacts in our condensed statements of cash flows for the nine months ended September 30, 2018 and 2017.

	As Reported	ASU 2016 - 18	Reported
	(Pre-Adoption)	Impact	(Post- Adoption)
Nine months ended September 30, 2018
Cash and restricted cash, end of period, shown in the statement of cash flows	$330,790	$2,513,741	$2,844,531

	As Reported	ASU 2016 - 18	Reported
	(Pre-Adoption)	Impact	(Post- Adoption)
Nine months ended September 30, 2017
Cash and restricted cash, end of period, shown in the statement of cash flows	$1,227,800	$1,503,128	$2,730,928

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.

Note 2. Accounts Receivable

Accounts receivable consist of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Trade accounts receivable	$1,167,051	$1,812,660
Other receivables	80,097	211,027
Less allowance for bad debts	(45,671)	(31,843)
	$1,201,477	$1,991,844

Note 3. Property, Buildings and Equipment

Property, buildings and equipment consist of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Land and land improvements	$21,603,610	$21,603,610
Buildings	25,460,387	25,460,387
Furniture, fixtures and equipment	12,238,845	12,014,451
Construction in progress	179,280	52,269
	59,482,122	59,130,717
Less accumulated depreciation	(24,613,275)	(23,000,065)
	$34,868,847	$36,130,652

Note 4. Commitments and Contingencies

In the normal course of our operations, we are periodically subject to claims and lawsuits. However, no such matters existed at September 30, 2018 or December 31, 2017.

Note 5. Related Party Transactions

We incurred management fees to an affiliate of $198,227 and $199,532 for the three month periods ended September 30, 2018 and 2017, respectively, and $986,733 and $978,320 for the nine months periods ended September 30, 2018 and 2017, respectively. These fees are included in general and administrative expenses in the condensed statements of operations and changes in member’s equity.

Golf Host Securities, Inc. is a fully owned subsidiary of Salamander Farms, LLC, our sole member. It operates as an on-site real estate broker at the Resort for the resale of the condominium units with a Rental Pool option. The brokers are required to have specific broker/dealer licenses to present all of the disclosures associated with the investment. Approximately $7,750 was paid to the Company for rent and related accounting services for each of the three month periods ended September 30, 2018 and 2017, and approximately $23,250 was paid to the Company for rent and related accounting services for each of the nine month periods ended September 30, 2018 and 2017.

At September 30, 2018 and December 31, 2017, the amounts due from affiliates of $274,039 and $430,282, respectively, are non-interest bearing, unsecured and due on demand.

The Innisbrook Rental Pool Lease Operation paid us $67,655 and $127,922 for the three month periods ended September 30, 2018 and 2017, respectively, and $242,060 and $303,284 for the nine month periods ended September 30, 2018 and 2017, respectively, as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are included in general and administrative expenses in the condensed statements of operations and changes in member’s equity.

The Company has recorded the estimated quarterly Rental Pool distribution liability of $569,713 and $961,654 at September 30, 2018 and December 31, 2017, respectively.

Note 6. Note Payable

On March 28, 2017, the Company and Salamander Innisbrook Condominium, LLC, a related party, obtained a loan in the amount of fifteen million dollars ($15,000,000) from Branch Banking and Trust Company (BB&T). The loan is to be repaid over a five (5) year period in monthly installments of principal plus interest based on a 15 year amortization schedule commencing on May 5, 2017, with the remaining unpaid balance due in full on April 5, 2022. The interest for the loan is the one month LIBOR rate plus two and one quarter percent (2.25%) per annum adjusted monthly on the first day of each LIBOR interest period (4.515% as of September 30, 2018). The loan is collateralized by the real and personal property of the Company and Salamander Innisbrook Condominium, LLC, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates. We have distributed these funds to our Member as a partial return of the capital it has invested. As of September 30, 2018, the carrying value of the loan approximates fair value.

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

Below is a table of scheduled maturities of our note payable for the years ending December 31,

2018 (remaining 3 months)	$196,527
2019	805,102
2020	836,378
2021	868,870
2022	11,228,871
13,935,748
Less unamortized deferred financing costs	(222,795)
$13,712,953

Note 7. Leases

On August 1, 2015, we entered into a new master lease agreement with Agricredit-Acceptance, LLC for vehicles by Club Car, LLC. The agreement replaced our expired lease agreement and provides for two leases, golf carts and utility vehicles, with payments commencing in December 2015. The term of each lease is 48 months and the monthly lease payments are approximately $21,200 and $11,100, respectively. Lease expense amounted to approximately $291,000 for each of the nine month periods ended September 30, 2018 and 2017. Future minimum lease payments under operating leases for the years ended December 31 are as follows:

	2018	2019	Total
Agri Credit - golf & utility carts	$94,048	$219,445	$313,493

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

Years ending December 31,
2018 (remaining 3 months)	$114,442
2019	459,331
2020	116,925
Total future minimum lease payments	690,698

Less amount representing interest and taxes	(52,032)

Present value of future minimum lease payments	638,666

Less: current maturities	(424,028)

Obligations under capital leases - long term	$214,638

Note 8. Legal Proceedings

The Company is periodically involved in litigation in the normal course of operations. In the opinion of the Company’s management, the effect of these claims, if any, is not material to the Company’s financial condition and results of operations.

On January 16, 2015, we entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. We agreed to provide a credit towards future resort usage to be used over a three-year period which commenced on March 1, 2015. The credit, which approximated $350,000, is divided equally among the three-year period with no rollover of unused amounts from one year to another. At September 30, 2018, our remaining liability under this arrangement was $42,000. In April 2018, we agreed to extend the credit through October 2018 as our client committed to host two additional meetings at the resort. As of the date of this report, there was no remaining liability under this agreement.

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

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2018

(Unaudited)

DISTRIBUTION FUND

	September 30,	December 31,
	2018	2017
ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	$569,713	$927,153
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	17,442	1,214
	$587,155	$928,367

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$587,155	$928,367
	$587,155	$928,367

MAINTENANCE ESCROW FUND

	September 30,	December 31,
	2018	2017
ASSETS

CASH	$3,951,985	$187,281
INVESTMENTS	350,000	350,000
INTEREST RECEIVABLE	6,468	5,616
	$4,308,453	$542,897

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$40,444	$43,703
INTEREST PAYABLE TO DISTRIBUTION FUND	17,442	1,214
TOTAL LIABILITIES	57,886	44,917

CARPET CARE RESERVE	4,635	14,154
PARTICIPANTS' FUND BALANCES	4,245,932	483,826
	$4,308,453	$542,897

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

DISTRIBUTION FUND

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
GROSS REVENUES	$1,729,061	$2,022,979	$8,594,267	$9,468,563

DEDUCTIONS:
Agents' commissions	105,390	113,877	406,819	436,798
Credit card fees	77,948	56,993	270,590	266,052
Audit fees	19,002	18,501	57,006	55,503
Linen replacements	14,474	8,886	64,355	68,050
Rental pool complimentary fees	6,278	6,619	24,962	22,960
	223,092	204,876	823,732	849,363

ADJUSTED GROSS REVENUES	1,505,969	1,818,103	7,770,535	8,619,200

AMOUNT RETAINED BY LESSEE	(903,581)	(1,090,862)	(4,662,321)	(5,171,520)

GROSS INCOME DISTRIBUTION	602,388	727,241	3,108,214	3,447,680

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(504)	(3,155)	(5,540)	(11,407)
Miscellaneous pool adjustments	(2,861)	-	(2,029)	1,519
Corporate complimentary occupancy fees	1,128	4,843	5,050	8,463
Occupancy fees	(259,853)	(303,767)	(1,011,501)	(1,132,769)
Advisory Committee expenses	(35,054)	(41,361)	(102,338)	(116,570)

NET INCOME DISTRIBUTION	305,244	383,801	1,991,856	2,196,916

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	259,853	303,767	1,011,501	1,132,769
Hospitality suite fees	286	224	4,358	3,773
Associate room fees	4,330	8,470	14,495	21,246

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$569,713	$696,262	$3,022,210	$3,354,704

See accompanying notes to unaudited condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

(Unaudited)

DISTRIBUTION FUND

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
BALANCE, beginning of period	$-	$-	$-	$-

ADDITIONS:
Amounts available for distribution	569,713	696,262	3,022,210	3,354,704
Interest received or receivable from Maintenance Escrow Fund	17,442	974	25,693	2,305
REDUCTIONS:
Amounts accrued or paid to participants	(587,155)	(697,236)	(3,047,903)	(3,357,009)
BALANCE, end of period	$-	$-	$-	$-

MAINTENANCE ESCROW FUND

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
BALANCE, beginning of period	$5,022,265	$533,610	$483,826	$536,217

ADDITIONS:
Charges to participants to establish or restore escrow balances	2,773,837	110,705	7,549,754	422,361
REDUCTIONS:
Maintenance charges	(3,530,442)	(169,371)	(3,732,562)	(451,301)
Member accounts & miscellaneous	(74)	40	(7)	124
Refunds to participants as prescribed by the master lease agreements	(19,654)	(10,809)	(55,079)	(43,226)
BALANCE, end of period	$4,245,932	$464,175	$4,245,932	$464,175

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

The Rental Pool is highly dependent upon the operations of the Resort, and the Resort is also dependent upon the continued participation of condominium owners in the Rental Pool. Additionally, the Rental Pool and Resort are both impacted by the general economic conditions related to the destination resort industry.

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

Results of operations for the three months ended September 30, 2018 and 2017 (unaudited) were as follows:

	Three months ended September 30,
	2018	%	2017	%	Inc/(dec)	% Chg
Resort revenues:
Room revenues	$1,759,870	26.5%	$2,058,771	30.7%	$(298,901)	-14.5%
Other resort revenues	4,870,549	73.5%	4,639,676	69.3%	230,873	5.0%
Total resort revenues	6,630,419	100.0%	6,698,447	100.0%	(68,028)	-1.0%
Costs and expenses:
Operating costs and expenses	3,830,178	57.8%	3,797,916	56.7%	32,262	0.8%
General and administrative	4,532,937	68.4%	4,725,903	70.6%	(192,966)	-4.1%
Depreciation and amortization	514,573	7.8%	583,928	8.7%	(69,355)	-11.9%
Total costs and expenses	8,877,688	133.9%	9,107,747	136.0%	(230,059)	-2.5%
Operating loss	(2,247,269)	-33.9%	(2,409,300)	-36.0%	162,031	-6.7%
Interest expense	(179,406)	-2.7%	(155,123)	-2.3%	(24,283)	15.7%
Net loss	$(2,426,675)	-36.6%	$(2,564,423)	-38.3%	$137,748	-5.4%

The revenues for the three month period ended September 30, 2018 were relativity flat compared to the same period in the prior year, with a decrease of $68,028 or 1%. Our Rooms revenue decreased approximately $299,000 or 14.5% as a result of a reduction of room nights year-over-year. This decrease was offset by a 5% increase in Other resort revenues driven primarily by increased golf and merchandise sales. Gold rounds increased 10.9% over the same period in the prior year.

Operating and general and administrative costs were well controlled finishing the quarter with a decrease of approximately $161,000. Our depreciation expense continues to decrease as more of the our fixed assets are becoming fully retired.

Results of operations for the nine months ended September 30, 2018 and 2017 (unaudited) were as follows:

	Nine months ended September 30,
	2018	%	2017	%	Inc/(dec)	% Chg
Resort revenues:
Room revenues	$8,706,887	26.5%	$9,595,866	29.4%	$(888,979)	-9.3%
Other resort revenues	24,209,070	73.5%	23,047,282	70.6%	1,161,788	5.0%
Total resort revenues	32,915,957	100.0%	32,643,148	100.0%	272,809	0.8%
Costs and expenses:
Operating costs and expenses	14,948,423	45.4%	14,281,251	43.7%	667,172	4.7%
General and administrative	16,763,127	50.9%	16,650,727	51.0%	112,400	0.7%
Depreciation and amortization	1,613,210	4.9%	1,886,531	5.8%	(273,321)	-14.5%
Total costs and expenses	33,324,760	101.2%	32,818,509	100.5%	506,251	1.5%
Operating loss	(408,803)	-1.2%	(175,361)	-0.5%	(233,442)	133.1%
Interest expense	(562,093)	-1.7%	(325,439)	-1.0%	(236,654)	72.7%
Net income	$(970,896)	-2.9%	$(500,800)	-1.5%	$(470,096)	93.9%

Rooms revenue decreased approximately $889,000 or 9.3% compared to the same period in prior year due to a reduction in room nights of 4,870 as we were in the process of our rooms renovation program. This decrease was offset by increased Other resort revenues of approximately 5% driven by golf revenues which increased in both number of rounds and green fees.

The increase in our operating and general and administrative expenses of approximately $790,000 is primarily due to additional payroll costs for staffing and credit card commission fees for a total of approximately $218,000. Additionally, sales and marketing costs have increased from our exposure via e-commerce, newspaper and representation fees resulting in additional expense of approximately $255,000. The increase in our interest expense of approximately $237,000 is the result of the Note Payable entered into on March 28, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2018, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as September 30, 2018, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as discussed below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of September 30, 2018, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of September 30, 2018, the Company’s internal control over financial reporting was not effective as a result of the material weaknesses described below.

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

As of September 30, 2018, our remediation of these deficiencies was incomplete.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer, have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2018, that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting, except as described above.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is periodically involved in litigation in the normal course of operations. In the opinion of the Company’s management, the effect of these claims, if any, is not material to the Company’s financial condition and results of operations.

On January 16, 2015, the Company entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. The Company has agreed to provide a credit to be used over a three-year period commencing March 1, 2015 through March 1, 2018. The credit, which approximated $350,000, is being divided equally among the three-year period with no rollover of unused amounts from one year to another. The liability was $42,000 at September 30, 2018

As of April 2018, we agreed to extend the credit through October 2018 as our client has committed to two additional programs at the resort. As of the date of this report, there was no remaining liability under this agreement.

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