Form 10-K
period 2018-12-31
Salamander Innisbrook, LLC
filed 2020-09-18
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission File No.  333-147447

SALAMANDER INNISBROOK, LLC

State of Organization: Florida	IRS Employer Identification No. 26-0442888

36750 US Highway 19 North, Palm Harbor, FL 34684

Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

441 Condominium Rental Pool Units

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

Yes ☐ No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of December 31, 2018.

Issuer has no common stock subject to this report.

SALAMANDER INNISBROOK, LLC

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

PART I

ITEM 1. BUSINESS

Background

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”) was formed June 14, 2007 by Salamander Farms, LLC under the laws of the state of Florida for the purpose of owning and operating Innisbrook Resort and Golf Club (the “Resort”). On July 16, 2007, we, together with our affiliates, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, purchased the Resort and all of the equity interests in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a full service 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1,216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 363 condominium owners (representing 441 hotel rooms) participate in a rental pool (the “Rental Pool”) operated by the Company.

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

The condominium owners at the Resort have established an Association of Condominium Owners (the “Association”), to administer and maintain this common property and to conduct the business of the condominium owners. In particular, the Association is responsible for maintaining insurance on the real property, upkeep of the structures, maintenance of the grounds, electricity for the common areas, water/sewer and security services. The Association assesses fees to defray these expenses and to establish necessary reserves. An assessment, if not timely paid, may result in a lien being placed upon the unit of a delinquent condominium owner. Each condominium owner must pay ad valorem property taxes, contents insurance, interior maintenance and other matters independent of the other unit owners. These expenses are incurred by each owner of condominium units whether or not the unit participates in the Rental Pool at the Resort. With respect to governing the affairs of the Association, the participating condominium owners are accorded one vote per condominium unit owned. State statutes also impact the way in which the Association’s affairs are administered.

Markets and Marketing

The Resort is located in Palm Harbor, Florida and is a destination golf resort that appeals to group convention business and leisure travelers within all market segments. The Resort caters to corporate meeting planners and sports enthusiasts within a variety of industries, the majority of which are located in central and eastern United States. The Resort markets through most of the typical channels utilizing e-commerce, print media, third party representation firms, travel agents and wholesalers.

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

Seasonality

The Florida resort industry is seasonal in nature and historically the Resort’s business levels are stronger in the winter and spring months as guests come from the northeast and other colder regions to enjoy the warm weather. In contrast, there is a decline in business levels during the summer months as the hot summer weather makes Florida less appealing for group golf outings and vacation destination golfers. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. The Resort may also experience reduced bookings as a result of hurricane-related concerns.

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

Intellectual Property

The Resort has registered service marks and domain names that are necessary for the Resort to effectively conduct business. Service marks include “Innisbrook” #955489, registered March 13, 1973, and the Innisbrook shield logo #955488 registered March 13, 1973. The Company’s operation of the Resort is not considered to be dependent upon the availability of raw materials, nor the effect of the duration of patents, licenses, franchises or concessions held.

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

Environmental Matters

Operation of the golf courses at the Resort involves the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. As of December 31, 2018, there were no violations imposed against the Company.

Government Regulation

The Resort, like most businesses, is subject to the Americans with Disabilities Act (“ADA”) of 1990. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities”, but generally requires public facilities such as clubhouses and recreation areas to be accessible to people with disabilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. We are responsible for compliance costs incurred at the Resort.

Employees

As of December 31, 2018, there were approximately 561 employees, with approximately 386 full-time and approximately 175 part-time or casual laborers who are engaged as needed.

Code of Ethics

See Part III, Item 10 for discussion of our Code of Business Conduct.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Resort is situated on approximately 900 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, 363, on average, participate in the Rental Pool on a year-to-year basis. See additional discussion in Item 1 under the caption “Rental Pool Condominiums”. These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. Salamander Innisbrook Condominium, LLC, a related party, owns three condominium units, two of which participate in the Rental Pool in the same fashion as all other Rental Pool participants. Approximately 20% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. As a result of the potential use of lockout master bedroom units, the total number of rooms at the resort is 1,216 and the average of 363 units participating in the Rental Pool at any one time is equivalent to approximately 441 hotel rooms. The Resort complex includes 72 holes of golf, practice ranges, three clubhouses with retail, golf, and food and beverage outlets, three conference and exhibit buildings, a full service spa and fitness center, six swimming pools including a themed water attraction, a recreation facility, a tennis facility and numerous administrative and support structures. These amenities are owned by the Company and have undergone substantial renovation and improvements since we purchased the Resort in 2007.

ITEM 3. LEGAL PROCEEDINGS

The Company is periodically involved in litigation in the ordinary course of business. In the opinion of the Company’s management, the effect of these claims, if any, is not material to the Company’s financial condition and results of operations.

On January 16, 2015, the Company entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. We agreed to provide a credit to be used over a three-year period commencing March 1, 2015 through March 1, 2018. The credit, which approximated $350,000, was divided equally among the three-year period with no rollover of unused amounts from one year to another. In April 2018, we agreed to extend the credit through October 2018 as our client committed to two additional programs at the resort. As of December 31, 2018 and 2017, the liability related to the settlement credit was $0 and $56,871, respectively.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a single-member limited liability company and do not have any stock. Our membership interests are not publicly traded.

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

ITEM 6. SELECTED FINANCIAL DATA

Not required for Smaller Reporting Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Salamander Innisbrook, LLC (the “Company”, “we”, “us”, or “our”) was formed June 14, 2007 by Salamander Farms, LLC (the “Member”). The Company, together with its affiliates, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, own and operate Innisbrook Resort and Golf Club (the “Resort”) in Palm Harbor, Florida. The Resort is a full service 72-hole destination golf and conference facility, with a private club component.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU and all subsequently issued clarifying ASUs replaced most existing revenue recognition guidance under accounting principles generally accepted in the United States of America (“U.S. GAAP”). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard requires the use of either the full retrospective or modified retrospective adoption.

Because of the short-term day-to-day nature of our hotel revenues as well as the future treatment of revenues related to future events and membership, we determined that the pattern of revenue recognition did not change significantly. We evaluated how we recognize revenue related to initiation deposits when adopting ASU 2014-09 and determined that we will continue to recognize revenue over a period of time which represents the pattern of transfer of our services to our members. We will also continue recognizing revenue over the estimated life of the member and therefore the adoption of ASU 2014-09 did not impact how we recognize member revenue. The Company adopted this standard on its effective date of January 1, 2018 under the modified retrospective method. No adjustment has been recorded to our opening balance of retained earnings on January 1, 2018 as there was no impact to our net income. We also expect that the effect of adoption of ASU 2014-09 will be immaterial to us on an on-going basis.

Revenue is derived from a variety of sources including, but not limited to, hotel, food and beverage operations, retail sales and golf course operations. With the exception of initiation fees and membership dues, all revenues net of any sales and other taxes collected are recognized as products are delivered or services are performed. Revenue from performance obligations satisfied over time include membership dues, annual fees and initiation fees. The membership initiation fees at the Resort are nonrefundable and are initially recorded when received as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years for full golf members and five years for resort and executive memberships. Membership dues and annual fees are recognized over the applicable membership period (three months to one year depending on type of membership).

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

Our intangible assets consist of: (i) the water contract; and (ii) the trademark and the trade name. The valuation of the water contract is based on the projected annual savings associated with having this contract. The valuation of the trademark and trade name is derived from the residual revenue stream from the Resort revenues that is attributed to the Innisbrook trade name. We attribute an indefinite life to both of these intangibles.

During the fourth quarter of 2018, we reviewed our intangible assets, and based on the results, we determined that no impairment of intangible assets existed at December 31, 2018, and there has been no indication of impairment since that date.

Impairment of Other Long-Lived Assets

We review our other long-lived assets for impairment if a significant event occurs or circumstances indicate that the assets may not be recoverable by comparing the carrying values of the assets with their estimated future undiscounted cash flows. In reviewing for impairment of our long-lived assets, we review the recent operating and pricing trends with the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. No material variances were evident, including management’s assessment following the COVID-19 outbreak. Had it been determined that an impairment loss occurred, the loss would be recognized during the period of occurrence. At December 31, 2018, we believe the carrying values of our other long-lived assets are recoverable.

Loss Contingencies

We estimate loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. There have been no adjustments for loss contingencies to the accompanying financial statements as of and for the year ended December 31, 2018.

Results of Operations

	Year ended December 31,
	2018	%	2017	%	Inc/(dec)	% Chg
Resort revenues:
Room revenues	$10,737,587	24.8%	$12,110,044	27.8%	$(1,372,457)	-11.3%
Other resort revenues	32,501,908	75.2%	31,406,070	72.2%	1,095,838	3.5%
Total resort revenues	43,239,495	100.0%	43,516,114	100.0%	(276,619)	-0.6%

Costs and expenses:
Operating costs and expenses	19,766,661	45.7%	19,241,254	44.2%	525,407	2.7%
General and administrative	21,568,883	49.9%	21,830,647	50.2%	(261,764)	-1.2%
Depreciation and amortization	2,127,191	4.9%	2,443,889	5.6%	(316,698)	-13.0%
Total costs and expenses	43,462,735	100.5%	43,515,790	100.0%	(53,055)	-0.1%
Operating income (loss)	(223,240)	-0.5%	324	0.0%	(223,564)	-69001.2%
Interest expense	(774,719)	-1.8%	(484,849)	-1.1%	(289,870)	59.8%
Net loss	$(997,959)	-2.3%	$(484,525)	-1.1%	$(513,434)	106.0%

For the year ended December 31, 2018, our Resort revenues decreased 0.6% compared with the prior year. The decrease was primarily due to the approximate 11.3% decrease in Rooms revenues. Despite increases in average room rate, declines in occupancy rates resulted in the decreased overall Rooms revenue. All rooms revenue related segments showed a modest growth in nightly rate over the prior year. Other resort revenues increased approximately 3.5% compared with the prior year, primarily due to an increase in the number of golf rounds and increase in golf fees.

Operating costs and general and administrative expenses were relatively flat when compared to the prior year and these expenses were in line with the projected spending for 2018. Our depreciation expense continues to decrease as more of our fixed assets are becoming fully retired. Interest expense increased approximately $290,000 due to the note payable agreement that was entered into on March 28, 2017.

Legal Entity Structure

Salamander Innisbrook, LLC is a single-member limited liability company with Salamander Farms, LLC as the sole member.

Income Tax Status

We are a single-member limited liability company and therefore our member is responsible for income taxes on our operating income/losses. Therefore, no provision or liability for federal or state income taxes has been included in our financial statements presented in this report.

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

Liquidity and Capital Resources

Our reported net losses increased $513,434 compared to the prior year resulting in 2018 net loss of $997,959. Total resort revenues declined 0.6% over the prior year while total costs and expenses decreased 0.1%. Depreciation and amortization accounted for $2,127,191 of the 2018 net loss. Our operating costs and planned expenditures for capital additions and improvements are expected to be adequately funded by cash on hand at December 31, 2018, cash generated by the Resort’s operations, funding from our sole member or affiliates’ current cash reserves.

The operation of the Resort is not considered to be dependent on any individual or small group of customers; accordingly the loss of any one customer would not have a material adverse effect on the Company’s business or financial condition.

On March 28, 2017, the Company and Salamander Innisbrook Condominium, LLC, a related party, obtained a loan in the amount of fifteen million dollars ($15,000,000) from Branch Banking and Trust Company (“BB&T”). The loan is to be repaid over a five (5) year period in monthly installments of principal plus interest based on a 15 year amortization schedule commencing on May 5, 2017 with the remaining unpaid balance due in full at the end of the five (5) year period. The interest for the loan is the One Month LIBOR Rate plus two and one quarter percent (2.25%) per annum adjusted monthly on the first day of each LIBOR interest period (4.63% as of December 31, 2018). The loan is collateralized by the real and personal property of the Company and Salamander Innisbrook Condominium, LLC, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates. We distributed proceeds from the loan to our Member as a partial return of the capital it has invested. The related loan documents are filed as Exhibit 10.1 to this filing.

Environmental Matters

None.

Off Balance Sheet Arrangements

As of December 31, 2018, we have no unconsolidated subsidiaries.

We do not have any relationships with unconsolidated entities or unconsolidated financial partnerships of the type often referenced as structured finance or special purpose entities, i.e., unconsolidated entities established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we believe we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2018:

Contractual Obligations	Total	2019	2020	2021	2022
Long term debt obligation (1)	$13,748,123	$822,835	$836,378	$868,870	$11,220,040
Interest payments on outstanding debt obligation (2)	1,575,984	509,916	478,640	446,148	141,280

Total	$15,324,107	$1,332,751	$1,315,018	$1,315,018	$11,361,320

(1) Amounts include principal payments only
(2) Projected interest payments are based on the outstanding principal amounts and interest rates at December 31, 2018

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks arise from changes in interest rates, foreign currency exchange rates and other market changes that affect market sensitive instruments. Our exposure is an interest rate risk:

We are obligated under a note payable with interest of the One Month LIBOR rate plus two and a quarter percent (2.25%) per annum adjusted monthly on the first day of each LIBOR interest period. The loan is collateralized by the real and personal property of the Company and Salamander Innisbrook Condominium, LLC.

As of December 31, 2018 and 2017, our note payable consisted of the following:

Mortgage Loan	Principal as of December 31, 2018	Interest Rate as of December 31, 2018	Principal as of December 31, 2017	Interest Rate as of December 31, 2017	Maturity Date
Branch Banking and Trust Company (BB&T)	$13,748,123	4.630%	$14,479,179	3.625%	April 5, 2022
Less unamortized debt issuance costs	(205,838)		(270,536)

Total Notes Payable less unamortized issuance costs	$13,542,285		$14,208,643

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Supplementary Data starting on page 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in the Company’s SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2018, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as December 31, 2018, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as discussed below.

Notwithstanding such material weaknesses, which are described below in Management’s Report on Internal Control over Financial Reporting, our management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2018, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was not effective as a result of the material weaknesses described below.

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

As of December 31, 2018, our remediation of these deficiencies was incomplete.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information about our executive officers:

Name	Age	Position
Prem Devadas	62	Manager
Dale Pelletier	60	CFO, Salamander Hospitality LLC

Biographical Information

Prem Devadas, Manager, is a thirty plus year veteran of the hospitality industry. After ten years with The Potomac Hotel Group in Washington, DC, he left the Regional Director of Operations position to manage the lodging portfolio for CCA Industries whose holdings include The Jefferson Hotel in Richmond, VA, The Hermitage Hotel in Nashville, TN and Kiawah Island Resort near Charleston, SC. As Managing Director, he re-positioned the Jefferson Hotel and the Hermitage Hotel through extensive renovations and achieved Mobil 5-Star and AAA Five-Diamond awards for the respective properties. At Kiawah Island he directed the development and successful opening of the Sanctuary at Kiawah Island, the new 255 room ultra luxury hotel opened in August 2004.

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

Directors and Officers Insurance

The Company maintains directors and officers liability insurance that insures our officers, managers and committee members from claims arising out of an alleged wrongful act by such persons while acting as executive officers, managers or committee members of our company, and it insures our company to the extent that we have indemnified our officers, managers and committee members for such loss.

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

Code of Ethics

Our Code of Business Conduct applies to all of our officers and other employees. Our Code of Business Conduct was filed as Exhibit 14.1 to our Annual Report on Form 10-K filed with the SEC on April 4, 2011. You may also obtain a free copy of our Code of Ethics by writing to our attention at 36750 US Highway 19 North, Palm Harbor, FL 34684.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the years ended December 31, 2018 and 2017 to our executive officers.

Name and Principal Position		Salary and Commission	Bonus	Other Annual Compensation	All Other Compensation
Prem Devadas	2018	$—	$—	$—	$—
Manager (1)	2017	$—	$—	$—	$—
Dale Pelletier	2018	$—	$—	$—	$—
Chief Financial Officer (1)	2017	$—	$—	$—	$—

(1)	Messrs. Devadas and Pelletier are not compensated directly by us for services as our executive officers; however, they receive compensation from an affiliate of the single member, to whom we pay management fees, for service as its executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are wholly owned by Salamander Farms, LLC which has sole voting and dispositive power over our interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

(a)	Transactions with Management and Others

None.

(b)	Certain Business Relationships

Under the Master Lease Agreement (the “Agreement”) with the Rental Pool participants, the Resort pays the participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

We paid management fees to an affiliate of approximately $1,297,000 and $1,305,000 for the years ended December 31, 2018 and 2017, respectively. These fees are included in general and administrative expenses on the accompanying statements of operations.

Pursuant to the terms of the Agreement, the Rental Pool Lease Operation paid the Company approximately $262,000 and $385,000 as reimbursement for maintenance and housekeeping labor, use of the telephone lines, and other supplies during the years ended December 31, 2018 and 2017, respectively.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums which were acquired from the former owner. Two of its three condominiums participated in the Rental Pool under the Agreement in the same manner as all other Rental Pool participants. At December 31, 2018 and 2017, amounts due from Salamander Innisbrook Condominium, LLC totaled $448,961 and $442,855, respectively and are included in due (to)/from affiliates. In addition, accounts receivable, net includes $189,683 and $89,309 due from Innisbrook Condominium Association at December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, the Company had amounts due (to)/ from affiliates of $(47,325) and $430,282, respectively, which are non-interest bearing and are due on demand.

Golf Host Securities, Inc. is an on-site real estate broker/dealer for the resale of the Resort’s condominium units owned by Salamander Farms, LLC. Approximately $31,000 was paid to the Company for rent and related accounting services for the years ended December 31, 2018 and 2017.

(c)	Indebtedness of Management

None.

(d)	Transactions with Promoters

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were incurred from Frazier & Deeter, LLC for services related to the years ended December 31, 2018 and 2017.

Audit Fees: $78,000 and $76,000 for each of the fiscal years ended December 31, 2018 and 2017, respectively, for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

Audit-Related Fees: None.

Tax Fees: None.

All other fees: None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements and exhibits filed as part of this annual report on Form 10-K are listed on pages 14 and 36, and are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member and Manager

Salamander Innisbrook, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Salamander Innisbrook, LLC (the "Company") as of December 31, 2018 and 2017, and the related statements of operations and changes in member's equity, and cash flows for the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Frazier & Deeter, LLC

We or our predecessor firms have served as the Company's auditor since 2009.

Atlanta, Georgia

September 18, 2020

SALAMANDER INNISBROOK, LLC

BALANCE SHEETS

December 31, 2018 and 2017

	2018	2017
Assets
Current assets:
Cash	$1,261,818	$787,554
Accounts receivable, net	1,990,788	1,991,844
Inventories and supplies	924,361	959,396
Prepaid expenses and other	853,075	782,800
Total current assets	5,030,042	4,521,594

Property, buildings and equipment, net	34,382,542	36,130,652
Intangibles	4,330,001	4,330,001
Due from affiliates	-	430,282
Deposits and other assets	274,425	270,613
Restricted cash	2,516,248	1,505,642
Total assets	$46,533,258	$47,188,784

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$3,162,948	$2,360,876
Accrued liabilities	2,431,907	1,767,419
Rental Pool liability	668,805	961,654
Deferred revenue	3,166,754	3,082,512
Due to affiliates	47,325	-
Current portion - capital leases	426,331	417,524
Current portion - note payable	822,835	792,377
Total current liabilities	10,726,905	9,382,362

Deferred revenue	1,037,893	916,940
Capital leases net of current portion	107,157	533,404
Note payable, net of current portion and unamortized deferred financing costs	12,719,450	13,416,266

Total liabilities	24,591,405	24,248,972

Commitments and Contingencies (Notes 6 and 7)

Member's equity	21,941,853	22,939,812
Total liabilities and member’s equity	$46,533,258	$47,188,784

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

For the Years Ended December 31, 2018 and 2017

	2018	2017
Resort revenues:
Room revenues	$10,737,587	$12,110,044
Other resort revenues	32,501,908	31,406,070
Total resort revenues	43,239,495	43,516,114

Costs and expenses:
Operating costs and expenses	19,766,661	19,241,254
General and administrative	21,568,883	21,830,647
Depreciation and amortization	2,127,191	2,443,889
Total costs and expenses	43,462,735	43,515,790

Operating income (loss)	(223,240)	324

Interest expense	(774,719)	(484,849)

Net loss	(997,959)	(484,525)

Member's equity, beginning of period	22,939,812	37,772,049
Member distributions	-	(14,347,712)
Member's equity, end of period	$21,941,853	$22,939,812

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018 and 2017

	2018	2017
Cash flows from operating activities:
Net loss	$(997,959)	$(484,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	40,000	25,020
Depreciation and amortization	2,127,191	2,443,889
Amortization of deferred financing costs	63,655	47,742
Deposits and other assets	(3,812)	(3,559)
Other changes in operating assets and liabilities	1,304,722	497,272
Net cash provided by operating activities	2,533,797	2,525,839

Cash flows from investing activities:
Purchases of property and equipment	(379,081)	(468,416)
Due to/from affiliates	477,607	(310,178)
Net cash provided by (used in) investing activities	98,526	(778,594)

Cash flows from financing activities:
Proceeds from note payable	-	15,000,000
Repayment of note payable	(730,013)	(520,821)
Payment of deferred financing costs	-	(318,278)
Repayment of capital lease obligations	(417,440)	(409,107)
Member distributions	-	(14,347,712)
Net cash used in financing activities	(1,147,453)	(595,918)

Net change in cash and restricted cash	1,484,870	1,151,327

Cash and restricted cash, beginning of year	2,293,196	1,141,869
Cash and restricted cash, end of year	$3,778,066	$2,293,196

Supplemental disclosure of cash flow information:
Cash paid for interest	$734,699	$400,167

See notes to financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

The Company controls and operates the Rental Pool Lease Operation (the “Rental Pool”), a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 363 units or 441 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), the Company is obligated to make quarterly distributions of a percentage of room revenues. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

2. Summary of Significant Accounting Policies

Cash and Restricted Cash - Cash consists of bank deposits which may, at times, exceed federally insured limits. No losses have been experienced in such accounts. Restricted cash consists of funds held in a reserve account as required by the note payable agreement executed March 28, 2017 with Branch Banking and Trust Company (“BB&T”).

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Classification of Restricted Cash,” which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU states that transfers between cash, cash equivalents and restricted cash are not part of the Company’s operating, investing and financing activities. The Company adopted this standard on January 1, 2018 and applied retrospectively. As a result, restricted cash reserves are included with cash on the Company’s statements of cash flows.

The following tables provide additional detail, by financial statement line item, of the ASU 2016-18 impacts in our the accompanying statements of cash flows for the twelve months ended December 31, 2018 and 2017.

	As Reported	ASU 2016 - 18	Reported
	(Pre-Adoption)	Impact	(Post-Adoption)
Twelve months ended December 31, 2017
Cash and restricted cash, end of period	$787,554	$1,505,642	$2,293,196

	December 31, 2018	December 31, 2017
Cash	$1,261,818	$787,554
Restricted cash	2,516,248	1,505,642
Total cash and restricted cash, shown in statements of cash flows	$3,778,066	$2,293,196

Revenue and Deferred Revenue - In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The ASU and all subsequently issued clarifying ASUs replaced most existing revenue recognition guidance under accounting principles generally accepted in the United States of America (“U.S. GAAP”). The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard requires the use of either the full retrospective or modified retrospective adoption.

Because of the short-term day-to-day nature of our hotel revenues as well as the future treatment of revenues related to future events and membership, we determined that the pattern of revenue recognition did not change significantly. We evaluated how we recognize revenue related to initiation deposits when adopting ASU 2014-09 and determined that we will continue to recognize revenue over a period of time which represents the pattern of transfer of our services to our members. We will also continue recognizing revenue over the estimated life of the member and therefore the adoption of ASU 2014-09 did not impact how we recognize member revenue. The Company adopted this standard on its effective date of January 1, 2018 under the modified retrospective method. No adjustment has been recorded to our opening balance of retained earnings on January 1, 2018 as there was no impact to our net income. Revenue recognized during 2018 that was included in deferred revenue at December 31, 2017 approximated $3,167,000. We also expect that the effect of adoption of ASU 2014-09 will be immaterial to us on an on-going basis.

Revenue is derived from a variety of sources including, but not limited to, hotel, food and beverage operations, retail sales and golf course operations. With the exception of initiation fees and membership dues, all revenues net of any sales and other taxes collected are recognized as products are delivered or services are performed.

Revenue from performance obligations satisfied over time include membership dues, annual fees and initiation fees. The membership initiation fees at the Resort are nonrefundable and are initially recorded when received as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years for full golf members and five years for resort and executive memberships. Membership dues and annual fees are recognized over the applicable membership period (three months to one year depending on type of membership).

Deferred revenue includes unrecognized initiation fee liabilities and unearned member dues. Deferred revenue was as follows as of December 31:

	2018	2017	2016
Deferred Revenue	$4,204,647	$3,999,452	$4,228,300

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements include our belief that long-lived assets, including intangibles, are recoverable, and our estimates of the average lives of memberships from which we base our revenue recognition are reasonable. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term. Future results could be materially affected if actual results differ from these estimates and assumptions.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Accounts receivable, accounts payable and accrued liabilities: Due to their short-term nature, the carrying amounts reported on the accompanying balance sheets for these accounts approximate their fair value.
•	Deferred revenues: The carrying amount of these accounts approximate their fair value because they have been recorded at their net present values considering relevant risk factors.

Liquidity – The Company believes that cash on hand, cash available from operations, or funding available from its sole member or affiliates’ current cash reserves will be sufficient to fund its operations for the foreseeable future.

Accounts Receivable, net – Trade accounts receivable represent amounts due from our memberships, resort guests and companies or individuals that held conferences or group stays at the Resort, net of the allowance for doubtful accounts. The Company performs credit evaluations of its membership’s financial condition. Companies with a recent prior direct billing positive history with the Resort are granted credit for billing. If companies have not been to the Resort within the past two years, an updated credit evaluation is conducted. Terms are negotiable by group contract, but invoices are typically due 30 days from the receipt of invoice.

The Company’s management reviews accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be doubtful is included in the allowance for doubtful accounts. The balance in the allowance for doubtful accounts was $17,546 and $31,843 as of December 31, 2018 and 2017, respectively. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

Inventories and Supplies - Inventories and supplies are recorded at the lower of cost, on a first-in, first-out basis, or market.

Property, Buildings and Equipment, net – Property, buildings and equipment are stated at cost less accumulated depreciation. The Company capitalizes any asset purchase of $1,000 or more with an estimated useful life of at least three years. Depreciation and amortization are recorded using the straight-line basis over the shorter of the estimated useful lives of the assets, or the lease terms. Estimated useful lives are generally as follows:

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

Intangibles - Our indefinite life intangibles consist of our trade name valued at $2,300,000 and a water contract valued at $2,030,001. The Company evaluates intangible assets for impairment annually or earlier if a significant event occurs or circumstances indicate that the assets may not be recoverable. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant negative industry or economic trends. During the fourth quarter of 2018, the Company completed its annual intangible impairment assessment, and based on the results, the Company determined that no impairment of intangible assets existed at December 31, 2018 or 2017.

Loss Contingencies - We estimate loss contingencies in accordance with FASB ASC 450-20, Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can be reasonably estimated. There have been no adjustments for loss contingencies to the accompanying financial statements as of and for the years ended December 31, 2018 and 2017.

Advertising - Advertising costs are expensed as incurred and amounted to $1,125,131 and $792,306 for the years ended December 31, 2018 and 2017, respectively.

Leases - Leases which transfer substantially all of the benefits and risks of ownership of property are classified as capital leases. Assets and liabilities are recorded at amounts equal to the present value of the minimum lease payments at the beginning of the lease term. Interest expense relating to the lease liabilities is recorded to affect constant rates of interest over the terms of the leases.

Leases which do not transfer substantially all of the benefits and risks of ownership of property are classified as operating leases, and the related rentals are charged to expense as incurred. Refer to “Recently Issued Accounting Pronouncements” for further discussion on leases.

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

We evaluate the validity of our conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under examination.  Our member files income tax returns in the U.S. federal jurisdiction and the State of Virginia. At December 31, 2018, we do not believe that any uncertain tax positions exist. We remain subject to examination by tax authorities for all years since our inception on June 14, 2007.

Recently Issued Accounting Pronouncements - The FASB has recently issued the following Accounting Standard Update:

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

Reclassifications – Certain amounts in the 2017 financial statements have been reclassified to conform to the presentation in the 2018 financial statements.

3. Accounts Receivable

Accounts receivable consist of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Trade accounts receivable	$1,709,842	$1,812,660
Other receivables	298,492	211,027
Less allowance for bad debts	(17,546)	(31,843)
	$1,990,788	$1,991,844

Other receivables include related party receivables of $189,683 and $89,309 due from Innisbrook Condominium Association at December 31, 2018 and 2017, respectively.

4. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Land and land improvements	$21,603,610	$21,603,610
Buildings	25,460,387	25,460,387
Furniture, fixtures and equipment	12,146,024	12,014,451
Construction in progress	206,952	52,269
	59,416,973	59,130,717
Less accumulated depreciation	(25,034,431)	(23,000,065)
	$34,382,542	$36,130,652

Depreciation expense was $2,127,191 and $2,443,889 for the years ended December 31, 2018 and 2017, respectively. The cost of assets under capital leases for equipment was $2,059,243 as of December 31, 2018 and 2017. Depreciation expense and related accumulated depreciation for assets under capital leases was $379,790 and $1,608,825, respectively, as of and for the year ended December 31, 2018 and $423,333 and $1,229,035 as of and for the year ended December 31, 2017, respectively.

5. Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2018 and 2017:

	2018	2017
Accrued payroll costs	$1,110,681	$1,218,904
Other accrued liabilities	1,321,226	548,515
	$2,431,907	$1,767,419

6. Leases

On August 1, 2015, we entered into a master lease agreement with Agricredit-Acceptance, LLC for vehicles by Club Car, LLC. The agreement provides for two leases, golf carts and utility vehicles, with payments commencing in December 2015. The term of each lease is 48 months and the monthly lease payments are approximately $21,200 and $11,100, respectively. Lease expense amounted to approximately $387,600 for the years ended December 31, 2018 and 2017.

Future minimum lease payments under operating leases are as follows:

2019
Agri Credit - golf & utility carts	$219,445

During the fourth quarter of 2014, the Company entered into a master lease agreement with PNC Equipment Finance, LLC for the lease of golf course equipment. The Company is obligated under five capital leases that were recorded in the first quarter of 2015 when all of the equipment was received. The term of each lease is 60 months, with interest rates ranging from 2% to 4.45%, and the monthly lease payments vary in amount. The leases contain bargain purchase options that allow us to purchase the leased equipment for a minimal amount upon the expiration of the lease term. Equipment acquired under capital leases is pledged as collateral to secure the performance of the future minimum lease payments. Future minimum lease payments under capital lease obligations are as follows:

Years ending December 31,
2019	$459,331
2020	116,145
Total future minimum lease payments	575,476

Less amount representing interest and taxes	(41,988)

Present value of future minimum lease payments	533,488

Less current maturities	(426,331)

Obligations under capital leases - long term	$107,157

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

On January 16, 2015, the Company entered into a settlement agreement and release with our former insurance carrier whereby the parties mutually released and resolved all disputes. We agreed to provide a credit to be used over a three-year period commencing March 1, 2015 through March 1, 2018. The credit, which approximated $350,000, was divided equally among the three-year period with no rollover of unused amounts from one year to another. In April 2018, we agreed to extend the credit through October 2018 as our client committed to two additional programs at the resort. As of December 31, 2018 and 2017, the liability related to the settlement credit was $0 and $56,871, respectively.

8. Retirement Plan

The Company sponsors a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of the contributions of each employee. The Company made matching contributions of approximately $274,000 and $223,000 for the years ended December 31, 2018 and 2017, respectively.

9. Rental Pool Operations

In December 2013, a new Master Lease Agreement (“Agreement”) was agreed upon by both Management and the Lessors Advisory Committee (“LAC”). The Agreement commenced on January 1, 2014 for a period of ten years, replacing all lease agreements previously in existence. Under the Agreement, the Resort pays the Participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. The Participants are also entitled to 35 nights in-season and complimentary gift certificates for golf and food & beverage. Their guests will be entitled to the same privileges as the Participants when occupying the participant’s units.

10. Related Party Transactions

We paid management fees to an affiliate of approximately $1,297,000 and $1,305,000 for the years ended December 31, 2018 and 2017, respectively. These fees are included in general and administrative expenses on the accompanying statements of operations.

At December 31, 2018 and 2017, the amounts due (to)/from affiliates amounted to $(47,325) and $430,282, respectively, which are non-interest bearing, unsecured and due on demand.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums which were acquired from the former owner. Two of its three condominiums participated in the Rental Pool under the Agreement in the same manner as all other Rental Pool participants. At December 31, 2018 and 2017, amounts due from Salamander Innisbrook Condominium, LLC totaled $448,961 and $442,855, respectively and are included in due (to)/from affiliates. In addition, accounts receivable, net includes $189,683 and $89,309 due from Innisbrook Condominium Association at December 31, 2018 and 2017, respectively.

The Innisbrook Rental Pool Lease Operation paid us approximately $262,000 and $385,000 as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies during the years ended December 31, 2018 and 2017, respectively. These reimbursements are included in general and administrative expenses on the accompanying statements of operations. The Company has amounts due to the Innisbrook Rental Pool Lease Operation for the quarterly distribution of $668,805 and $961,654 at December 31, 2018 and 2017, respectively.

Golf Host Securities, Inc. is an on-site real estate broker/dealer for the resale of the Resort’s condominium units owned by Salamander Farms, LLC. Approximately $31,000 was paid to the Company for rent and related accounting services for each of the years ended December 31, 2018 and 2017.

11. Note Payable

On March 28, 2017, the Company and Salamander Innisbrook Condominium, LLC, a related party, obtained a loan in the amount of fifteen million dollars ($15,000,000) from Branch Banking and Trust Company (“BB&T”). The loan is to be repaid over a five year period in monthly installments of principal plus interest based on a 15 year amortization schedule commencing on May 5, 2017, with the remaining unpaid balance due in full on April 5, 2022. The interest for the loan is the One Month LIBOR Rate plus two and one quarter percent 2.25% per annum adjusted monthly on the first day of each LIBOR interest period (4.63% as of December 31, 2018). The loan is collateralized by the real and personal property of the Company and Salamander Innisbrook Condominium, LLC, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates. We have distributed these funds to our member as a partial return of the capital it has invested. As of December 31, 2018, the carrying value of the note payable, $13,542,285, approximates fair value.

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

As part of our loan agreement, we deposited $1,500,000 into a cash reserve account in March 2017. On February 28, 2018, we deposited an additional $1,000,000 into such account as required. The reserve account is restricted and may not be used to service the loan, except as noted in the “Subsequent Event” section.

We incurred financing costs of $318,278, which are deferred and are being amortized over the term of the loan using a method that approximates the effective interest method. These costs have been reflected as a reduction of the note payable.

Future scheduled maturities under our note payable agreement are as follows:

Years ending December 31,
2019	$822,835
2020	836,378
2021	868,870
2022	11,220,040
13,748,123
Less unamortized deferred financing costs	(205,838)
$13,542,285

12. Subsequent Events

In April 2019 the Company agreed to modify the note payable agreement with BB&T dated March 28, 2017 and agreed to the release of $500,000 from the Cash Reserve Account prescribed in Section 2.01(g) of the agreement which was used to pay down the principle, whereby adjusting the amount of the monthly principal repayments going forward from such date. The amendment also waived the debt service coverage ratio requirement for the year ended December 31, 2018 and reduced the debt service coverage ratio requirement to at least 1.0 to 1.0 for the fiscal year ending December 31, 2019.

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

RENTAL POOL LEASE OPERATION—HISTORICAL SUMMARY

The following financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the years ended December 31, 2018 and 2017.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of the Distribution Fund and the Maintenance Escrow Fund of the Innisbrook Rental Pool Lease Operation (the "Rental Pool") as of December 31, 2018 and 2017, and the related statements of operations and changes in participants' fund balances of the Distribution Fund and statements of changes in participants fund balances of the Maintenance Escrow Fund for the years then ended and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Rental Pool as of December, 31, 2018 and 2017, and the results of operations and changes in participants' fund balances and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Rental Pool's management. Our responsibility is to express an opinion on the Rental Pool's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Rental Pool in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Rental Pool is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Rental Pool's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Frazier & Deeter, LLC

We or our predecessor firms have served as the Rental Pool's auditor since 2009.

Atlanta, Georgia

September 18, 2020

INNISBROOK RENTAL POOL LEASE OPERATION
BALANCE SHEETS - DISTRIBUTION FUND
December 31, 2018 and 2017

	2018	2017
ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	$668,805	$927,153

INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	12,795	1,214
	$681,600	$928,367

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$681,600	$928,367
	$681,600	$928,367

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
BALANCE SHEETS - MAINTENANCE ESCROW FUND
December 31, 2018 and 2017

	2018	2017
ASSETS

CASH	$2,617,123	$187,281
INVESTMENTS	300,000	350,000
INTEREST RECEIVABLE	6,646	5,616
	$2,923,769	$542,897

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$215,436	$43,703
INTEREST PAYABLE TO DISTRIBUTION FUND	12,795	1,214
TOTAL LIABILITIES	228,231	44,917

CARPET CARE RESERVE	4,382	14,154
PARTICIPANTS' FUND BALANCES	2,691,156	483,826
	$2,923,769	$542,897

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
STATEMENTS OF OPERATIONS - DISTRIBUTION FUND
For the Years Ended December 31, 2018 and 2017

	2018	2017
GROSS REVENUES	$10,550,949	$12,110,044

DEDUCTIONS:
Agents' commissions	514,610	558,396
Credit card fees	325,489	341,274
Audit fees	76,008	74,004
Linen replacements	67,865	80,885
Rental pool complimentary fees	32,636	33,896
	1,016,608	1,088,455

ADJUSTED GROSS REVENUES	9,534,341	11,021,589

AMOUNT RETAINED BY LESSEE	(5,720,605)	(6,603,678)

GROSS INCOME DISTRIBUTION	3,813,736	4,417,911

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(7,243)	(14,150)
Miscellaneous pool adjustments	(2,029)	1,519
Corporate complimentary occupancy fees	6,059	9,724
Occupancy fees	(1,266,127)	(1,482,836)
Advisory Committee expenses	(140,887)	(162,542)

NET INCOME DISTRIBUTION	2,403,509	2,769,626

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	1,266,127	1,482,836
Hospitality suite fees	4,357	3,773
Associate room fees	17,020	25,620

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$3,691,013	$4,281,855

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES – DISTRIBUTION FUND

For the Years Ended December 31, 2018 and 2017

	2018	2017
BALANCE, beginning of year	$-	$-

ADDITIONS:
Amounts available for distribution	3,691,013	4,281,855
Interest received or receivable from Maintenance Escrow Fund	37,201	2,000
REDUCTIONS:
Amounts accrued or paid to participants	(3,728,214)	(4,283,855)
BALANCE, end of year	$-	$-

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES – MAINTENANCE ESCROW FUND

For the Years Ended December 31, 2018 and 2017

	2018	2017
BALANCE, beginning of year	$483,826	$536,217

ADDITIONS:
Charges to participants to establish or restore escrow balances	7,751,870	598,024
Member accounts & miscellaneous	13,476	204
REDUCTIONS:
Maintenance charges	(5,493,612)	(599,363)
Refunds to participants as prescribed by the master lease agreements	(64,404)	(51,256)
BALANCE, end of year	$2,691,156	$483,826

See notes to financial statements

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

1. Nature of the Rental Pool Lease Operation and Agreements

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

Rental Pool Agreements - The Rental Pool operates under the provisions of a Master Lease Agreement (the “MLA” or “Agreement”) approved by Company management and the Lessors Advisory Committee (“LAC”). The Agreement commenced on January 1, 2014 for a period of ten years, replacing all lease agreements previously in existence.

Under the Agreement, the Resort pays the Participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

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

The Maintenance Escrow Fund, which is managed by the LAC reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed on behalf of Participants or amounts due from the Distribution Fund to meet minimum escrow requirements, fund the carpet care reserve and maintain the interior of the units. The Innisbrook Rental Pool Trust was established on February 1, 2002 to create a Trust, which holds certain assets maintained in such escrow accounts.

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. Beginning in 2011, by mutual agreement between the LAC and the Resort, until it is determined that the fund requires replenishment, both the occupancy fee (Paragraph 7.3 of the MLA) and the carpet care reserve (Paragraph 1.6 of the MLA) deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreement for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the occupancy fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $9,800 and $12,500 for the years ended December 31, 2018 and 2017, respectively.

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

2. Summary of Significant Accounting Policies

Basis of Accounting -The accounting records of the funds are maintained on the accrual basis of accounting.

Cash - Cash consists of bank deposits which may, at times, exceed federally insured limits. No losses have been experienced in such accounts.

Certificates of Deposit - The LAC invests amounts maintained in the maintenance escrow fund primarily in certificates of deposit held with various financial institutions. As of December 31, 2018, the certificates earned interest at rates ranging from 2.27% to 2.57% and had six month maturities. As of December 31, 2018 and 2017, accrued interest earned amounted to approximately $500 and $3,500 respectively, and is included in the accompanying financial statements of the maintenance escrow fund. At December 31, 2018 and 2017, the cost of these investments approximates fair value.

Revenue Recognition - Revenue from Resort operations is recognized as the related service is performed.

Accounts Receivable - Receivables are presented net of any allowances for uncollectible amounts. All receivable balances reflected in the accompanying financial statements as of December 31, 2018 and 2017 were collected in 2019 and 2018, respectively. As such, an allowance for doubtful accounts is not considered necessary as of December 31, 2018 and 2017.

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

Income Taxes - No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrue to the Participants.  The Innisbrook Rental Pool Trust files an annual tax return, which remains subject to examination by taxing authorities for years on or after 2006.  The Rental Pool and related Trust have adopted the Financial Accounting Standards Board Accounting Standards Codification Topic 740-10, Accounting for Uncertainty in Income Taxes.  This topic requires the Rental Pool and the related Trust to evaluate each of their tax positions and the information reported in the Trust’s tax return to determine if such information and positions are more likely than not to be sustained under examination by a taxing authority. A tax position includes an entity’s tax status, which includes considerations as to the qualifications of the Trust and the decision that all fund activities pass through to the participants of the Rental Pool.

The Rental Pool and trustees of the Trust have evaluated their tax positions and have determined that no provision or liability for income taxes is necessary. Conclusions regarding uncertain tax positions are evaluated on an annual basis to determine if facts or circumstances have arisen that might cause a change in judgment regarding the likelihood of a tax position’s sustainability under examination.  At December 31, 2018, the Innisbrook Rental Pool Trust believes that no uncertain tax positions exist.

NOTE 3 -   RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid the Company approximately $262,000 and $385,500 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, accounts payable included in the accompanying balance sheets of the Maintenance Escrow Fund include approximately $15,000 and $26,800, respectively, payable to the Company for such items.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Farms, LLC, owns three condominiums. Two of the three condominiums participate in the Rental Pool under the MLA in the same manner as other Rental Pool participants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMANDER INNISBROOK, LLC

Date : September 18, 2020	By:	/s/ Prem Devadas
Prem Devadas
Manager (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devadas	Manager (Chief Executive Officer)	September 18, 2020

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 18, 2020

EXHIBIT INDEX

Exhibit No.	Description
10.1	Loan Agreement Dated as March 28, 2017 among Salamander Innisbrook, LLC and Salamander Innisbrook Condominium , LLC andBranch Banking and Trust Co.
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.	Interactive data files formatted in XBRL (eXensible Business Reporting Language): (i) the Balance Sheets, (ii)the Statement of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document