Form 10-K
period 2020-12-31
Salamander Innisbrook, LLC
filed 2021-12-23
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2020 and 2019

Commission File No.  333-147447

SALAMANDER INNISBROOK, LLC

State of Organization: Florida	IRS Employer Identification No. 26-0442888

36750 US Highway 19 North, Palm Harbor, FL 34684

Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

248 Condominium Rental Pool Units

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

Yes ☐ No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of December 23,2021.

Issuer has no common stock subject to this report.

SALAMANDER INNISBROOK, LLC

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

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

PART I

ITEM 1. BUSINESS

Background

Salamander Innisbrook, LLC (the “Company”) was organized on June 14, 2007 by Salamander Farms, LLC under the laws of the state of Florida for the purpose of owning and operating Innisbrook Resort and Golf Club (the “Resort”). The Company, and its wholly owned subsidiaries, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, are hereinafter referred to as “we”, “us”, “our”. On July 16, 2007, we purchased the Resort, three condominiums, which became Salamander Innisbrook Condominiums, LLC, and all of the equity interests in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a full service 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1,216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 290 condominium owners (representing 302 hotel rooms) participate in a rental pool (the “Rental Pool”) we operate.

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

The Resort provides condominium accommodations, four dining locations, room service, over 65,000 square feet of banquet and catering space, 72 holes of golf, golf instruction, a full-service spa and fitness center, tennis center and recreational entertainment to members, business meeting attendees, group meeting guests, leisure guests and their families. The Resort offers room-only rates, golf packages, and family vacation packages. Larger golf or conference groups typically involve contractual agreements. Accordingly, we do not believe that the loss of a single conference or even a few conferences of average size would have a significant adverse impact on our business taken as a whole.

The Resort’s accommodations are condominium units that are owned by third parties or us. These units are sold by registered securities brokers, including Golf Host Securities, Inc., which is one of our subsidiaries.

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

PGA TOUR Event

In March 2020, approximately one week from the beginning of the 2020 PGA Valspar Tournament, Copperhead Charities and the PGA Tour notified us that the tournament would be cancelled for 2020 due to the impacts of the novel coronavirus (“COVID-19”) pandemic. No cancellation fees were paid by Copperhead Charities but we were reimbursed for our out-of-pocket expenses. In April 2021, an agreement was signed to continue the Tournament through 2025.

Intellectual Property

The Resort has registered service marks and domain names that are necessary for the Resort to effectively conduct business. Service marks include “Innisbrook” #955489, registered March 13, 1973, and the Innisbrook shield logo #955488 registered March 13, 1973. The operations of the Resort are not considered to be dependent upon the availability of raw materials, nor any adverse effects that may result from the duration of patents, licenses, franchises or concessions.

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

Environmental Matters

Operation of the golf courses at the Resort involves the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. As of December 31, 2020, we are not aware of any violations of these laws, ordinances and regulations.

Government Regulation

The Resort is subject to the Americans with Disabilities Act (“ADA”) of 1990. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities”, but generally requires public facilities such as clubhouses and recreation areas to be accessible to people with disabilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. We are responsible for compliance costs incurred at the Resort. The condominiums in the Rental Pool are residential properties and are not subject to ADA.

Employees

At December 31, 2019, we had 518 employees; 322 full-time and 196 part-time. At December 31, 2020, we had 335 employees; 217 full-time and 118 part-time. We also periodically engage casual laborers as needed.

Code of Ethics

See Part III, Item 10 for discussion of our Code of Business Conduct.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Resort is situated on approximately 900 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, 248, on average, participate in the Rental Pool on a year-to-year basis. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. We also own three condominium units, all of which participate in the Rental Pool in the same fashion as all other Rental Pool participants. Approximately 20% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. As a result of the potential use of lockout master bedroom units, the total number of rooms at the resort is 1,217 and the average of 248 units participating in the Rental Pool at any one time is equivalent to approximately 302 hotel rooms. The Resort complex includes 72 holes of golf, practice ranges, three clubhouses with retail, golf, and food and beverage outlets, three conference and exhibit buildings, a full-service spa and fitness center, six swimming pools including a themed water attraction, a recreation facility, a tennis facility and numerous administrative and support structures. These amenities are owned by the Company and have undergone substantial renovation and improvements since we purchased the Resort in 2007.

ITEM 3. LEGAL PROCEEDINGS

We are currently involved in certain litigation arising from a full-service construction contract we entered (as agent for and on behalf of the Rental Pool participants) with AMH Construction, Inc. (“AMH”) in the amount of $3,420,670. The renovation was performed as a “Turn-Key” project with each Participating Owner paying their respective share of the total costs. We, and the Lessors' Advisory Committee of the Rental Pool (“LAC”), jointly supervised the renovation. On January 23, 2019, we terminated the contract with AMH for breach of contract, including AMH's failure to complete the renovation work in accordance with the contract schedule. On April 18, 2019, we served a demand letter to AMH asserting damages of $4,423,070 for the additional costs incurred by the Participating Owners and return of deposits made for work that was not performed. On August 30, 2019, we filed a lawsuit in Pinellas County, Florida against AMH seeking damages for breach of contract in the amount of $4,423,070 plus attorney fees and other costs of approximately $364,400 in 2019. On October 31, 2019, AMH filed a response to our suit including a counterclaim in the amount of $890,751, a claim that we deny. AMH alleges in its counterclaim that it was not compensated for work performed. In March 2020, Pinellas County suspended all hearings until further notice due to the COVID-19 pandemic. Due to the early stages of litigation, possible outcomes and impacts to our consolidated financial statements are not yet reasonably determinable; accordingly, our consolidated financial statements do not give effect to any gain or loss that may result from the resolution of these matters.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a single-member limited liability company and do not have any stock. Our membership interests are not publicly traded.

There are 902 deeded condominium units allowing Rental Pool participation by their owners, of which three are owned by us.

The condominium units that are leased to us for Rental Pool participation, are deemed to be securities. These units are hereinafter referred to as Rental Pool Securities. These securities are deemed securities pursuant to the Securities Act of 1933, as amended, but there is no market for such securities other than sales through the normal real estate market.

Because the Rental Pool Securities are real estate related, no dividends have been paid or will be paid to their owners. However, the Rental Pool lease agreements provide that the Rental Pool participants are entitled to a contractual distribution paid quarterly in exchange for our right to use their condominium units in the Rental Pool.

ITEM 6. SELECTED FINANCIAL DATA

Not required for Smaller Reporting Company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The following accounting policies are considered critical to the preparation of our consolidated financial statements. These and other accounting policies require that estimates be made based on assumptions and judgment, which can affect the reporting of revenues, expenses, assets, liabilities and disclosure of contingencies in our consolidated financial statements. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. However, actual results may differ from changes in these estimates and assumptions.

Revenue Recognition

Revenues are derived from a variety of sources including, but not limited to, hotel, food and beverage operations, retail sales and golf course operations. With the exception of initiation fees and membership dues, all revenues net of any sales and other taxes collected are recognized as products are delivered or services are performed. Revenues from performance obligations satisfied over time include membership dues, annual fees and initiation fees. The membership initiation fees at the Resort are nonrefundable and are initially recorded when received as deferred revenue and amortized over the estimated average life of a membership which, based on historical information, is deemed to be ten years for full golf members and five years for resort and executive memberships. Membership dues and annual fees are recognized over the applicable membership period (three months to one year depending on type of membership).

Intangible Assets

We evaluate our indefinite lived intangible assets for impairment annually or at an interim date if a significant event occurs or circumstances indicate that the assets may not be recoverable. Factors we consider important, and which could indicate impairment, include the following: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

Our intangible assets consist of: (i) a water contract; and (ii) our trademark and trade name. The valuation of the water contract is based on the projected annual savings associated with having this contract. The valuation of the trademark and trade name is derived from the residual revenue streams from Resort revenues that is attributed to the Innisbrook trade name. We attribute an indefinite life to both of these intangibles.

During the years of 2020 and 2019, we evaluated our intangible assets, and determined that the carrying balances of such assets were recoverable.

Impairment of Other Long-Lived Assets

We review our other long-lived assets for impairment if a significant event occurs or circumstances arise that indicate the assets may not be recoverable by comparing the carrying values of the assets with their estimated future undiscounted cash flows. In reviewing impairment of our long-lived assets, we review the recent operating and pricing trends with the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. At December 31, 2020 and 2019, we believe the carrying values of our other long-lived assets are recoverable.

Loss Contingencies

We estimate loss contingencies in accordance with FASB ASC 450-20 Loss Contingencies, which states that a loss contingency shall be accrued by a charge to operations if both of the following conditions are met: (a) information available before the consolidated financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can be reasonably estimated.

Results of Operations

	Year ended December 31,
	2020	%	2019	%	Inc/(dec)	% Chg
Resort revenues:
Room revenues	$3,760,898	16.8%	$7,455,777	19.5%	$(3,694,879)	-49.6%
Other revenues	18,609,427	83.2%	30,787,972	80.5%	(12,178,545)	-39.6%
Total revenues	22,370,325	100.0%	38,243,749	100.0%	(15,873,424)	-41.5%

Costs and expenses:
Operating costs and expenses	9,768,855	43.7%	16,974,467	44.4%	(7,205,612)	-42.4%
General and administrative	13,343,514	59.6%	19,456,628	50.9%	(6,113,114)	-31.4%
Condo owner’s renovation contractor default litigation	-	0.0%	364,421	1.0%	(364,421)	100.0%
Depreciation and amortization	2,506,621	11.2%	2,194,000	5.7%	312,621	14.2%
Total costs and expenses	25,618,990	114.5%	38,989,516	102.0%	(13,370,526)	-34.3%
Operating loss	(3,248,665)	-14.5%	(745,767)	-2.0%	(2,502,898)	335.6%
Interest expense	(437,667)	-2.0%	(672,402)	-1.8%	234,735	-34.9%
Net loss	$(3,686,332)	-16.5%	$(1,418,169)	-3.7%	$(2,268,163)	159.9%

During 2020 overall resort revenues decreased by $15,873,424 or 41.5% compared with the prior year. The decrease in revenues was primarily driven by the COVID-19 pandemic, including the temporary closure of the Resort from March 24, 2020 to May 21, 2020. The decrease in room revenues of 49.6% resulted in decreased food and beverage revenues, included in other resort revenues, of approximately 39.6% compared with the prior year. Total costs and expenses declined year-over-year by $13,370,526 or 34.3% which is attributable to the decrease in revenues across the same period.

In spite of this pandemic, our revenues and results of operations have improved considerably in 2021 and we believe that this trend will continue throughout 2021 and beyond. However, it is difficult to estimate the length or severity of this outbreak and if the pandemic continues, it could have an adverse impact on our consolidated results of operations and financial position.

Legal Entity Structure

Salamander Innisbrook, LLC is a single-member limited liability company with Salamander Farms, LLC as the sole member.

Income Tax Status

With the exception of an entity owned by Salamander Innisbrook Securities, LLC for which income taxes have been minimal the Company and its subsidiaries are single-member limited liability companies and therefore the results of our operations flow through to our member for inclusion in its income tax returns. Accordingly, no provision or liability for federal or state income taxes has been included in our consolidated financial statements presented in this report.

We have adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this topic, we are required to evaluate each of our tax positions to determine if they are more likely than not to be sustained if the taxing authority examines the respective position. A tax position includes an entity’s tax status, as a pass-through entity, and the decision not to file a tax return. We have evaluated each of our tax positions and have determined that no provision or liability for income taxes is necessary.

We evaluate the validity of our conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under examination. Our member files income tax returns in the U.S. federal jurisdiction and the State of Virginia.

Liquidity and Capital Resources

Cash used in operating activities approximated $3,355,000 in 2020 compared to cash generated by such activities of approximately $1,910,000 in 2019, an overall decline of approximately $5,265,000. The significant change resulted primarily from an increase in our net loss of approximately $2,268,000, coupled with reductions in accounts payable and accrued liabilities of approximately $2,044,000.

We used cash of approximately $1,202,000 and $2,478,000 for investing activities in 2020 and 2019, respectively. The decline of approximately $1,276,000 resulted primarily because we incurred deferred contract costs of approximately $1,843,000 in 2019 as compared to $883,000 of such costs incurred in 2020. These costs arose from the payment of cost overruns arising from renovation of condominiums used in the Rental Pool.

We generated cash from financing activities of approximately $4,817,000 and $154,000 in 2020 and 2019, respectively. The increase of approximately $4,646,000 resulted primarily from proceeds of approximately $3,394,000 we received under a Paycheck Protection Program loan. This Paycheck Protection Program loan was forgiven by the Small Business Association on June 28, 2021. In addition, we paid approximately $533,000 under certain finance lease obligations that did not recur in 2020 and our actual cash repayments under our other note payable were approximately $580,000 less in 2020 because our lender allowed us to offset scheduled payments under such note with restricted cash of $500,000 held in escrow.

Our results of operations have improved considerably in 2021 as various restrictions resulting from the COVID 19 pandemic have been relaxed. However, the COVID-19 pandemic remains a rapidly evolving situation. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate, government actions and programs, and the related impact on consumer confidence and spending, all of which are highly uncertain.

Irrespective of the above, we believe that our cash on hand and additional cash generated from operations will be adequate to meet our obligations (both capital and operating) for the next twelve months, and that if any short-term cash needs are necessary that our member will continue to provide capital to fund some needs.

At December 31, 2020, we are obligated under a note payable that requires balloon and other payments of approximately $11,900,000 through April 2022. We do not currently have the cash to pay the balloon payment on such indebtedness due in April 2022 but believe we will be able to refinance it prior to its maturity. In addition, we have violated certain covenants included in the loan agreement however the lender has waived their rights with respect to such acceleration and we believe they will continue to provide forbearance with such violations.

Environmental Matters

None.

Off Balance Sheet Arrangements

We do not have any unconsolidated subsidiaries.

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

Contractual Commitments

The following is a summary of our contractual obligations as of December 31, 2020:

Contractual Obligations	Total	2021	2022	2023
Operating lease obligation (1)	$828,479	$358,103	$374,219	$96,157
Interest payments on outstanding lease obligation (3)	43,303	29,355	13,240	708

Total	$871,782	$387,458	$387,459	$96,865

Long term debt obligation (1)	$11,819,355	$919,479	$10,899,876
Paycheck Protection Program Loan (2)	3,394,500
Interest payments on outstanding debt obligation (3)	822,565	506,121	316,444

Total	$16,036,420	$1,425,600	$11,216,320

(1)  Amounts include principal payments only

(2)  We applied for forgiveness for the Paycheck Protection Program Loan and were granted full forgiveness from the Small Business Administration as of June 28, 2021

(3)  Projected interest payments are based on the outstanding principal amounts and interest rates at December 31, 2020

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks arise from changes in interest rates, foreign currency exchange rates and other market changes that affect market sensitive instruments. The carrying value of variable rate debt financing reflected in our consolidated balance sheets at December 31, 2020 and 2019, approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

We are obligated under a note payable with interest of the One Month LIBOR rate plus two and a quarter percent (2.25%) per annum adjusted monthly on the first day of each LIBOR interest period. The loan is collateralized by our real and personal property and guarantees of certain affiliates. As of December 31, 2020 and 2019, this notes payable consisted of the following:

Mortgage Loan	Principal as of December 31, 2020	Interest Rate as of December 31, 2020	Principal as of December 31, 2019	Interest Rate as of December 31, 2019	Maturity Date
Branch Banking and Trust Company (BB&T)	$11,819,355	2.4375%	$12,492,878	4.0625%	April 5, 2022
Less unamortized debt issuance costs	(87,244)		(156,320)

Total Notes Payable less unamortized issuance costs	$11,732,111		$12,336,558

We also were obligated under a Paycheck Protection Loan of $3,394,500 at December 31, 2020, however such loan was forgiven by the Small Business Administration in 2021.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Supplementary Data starting on page 20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in our SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. At December 31, 2020 and 2019, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at December 31, 2020 and 2019, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting as discussed below.

Notwithstanding such material weaknesses, which are described below in Management’s Report on Internal Control over Financial Reporting, we have concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Report on Internal Controls Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2020 and 2019, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2020 and 2019, the Company’s internal control over financial reporting was not effective as a result of the material weaknesses described below.

We restated the opening balance of our Member’s equity as of January 1, 2019. This restatement resulted because our disclosure controls were not adequate to recognize that the results of operations and financial position of certain entities previously reflected as affiliates should have been included in our consolidated financial statements.

This annual report does not include an attestation report of our registered certified public accounting firm regarding internal control over financial reporting.

Remediation Efforts to Address Material Weaknesses

We are committed to maintaining a strong internal control environment. In response to the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions toward the remediation of the respective material weaknesses in internal control over financial reporting as outlined below.

In 2019 and 2020, we terminated the employment of those individuals who lacked the appropriate level of knowledge and experience with generally accepted accounting principles, and hired a new Director of Finance. Additionally, we hired an outside consultant who is trained and experienced in internal controls, reporting and accounting for SEC reporting companies in our industry. And finally, the oversight of internal controls and financial reporting has been transitioned to our parent’s corporate accounting department.

We will continue to make improvements to our internal controls and monitoring procedures as necessary to ensure consistent application of generally accepted accounting principles and to allow for more effective monitoring of compliance. We believe the steps taken above will remediate the material weakness described above as of the date of this report.

Changes in Internal Control over Financial Reporting

In 2019 and 2020, we terminated the employment of those individuals who lacked the appropriate level of knowledge and experience with generally accepted accounting principles, and hired a new Director of Finance. Additionally, we hired an outside consultant who is trained and experienced in internal controls, reporting and accounting for SEC reporting companies in our industry. And finally, the oversight of internal controls and financial reporting has been transitioned to our parent’s corporate accounting department.

We will continue to make improvements to our internal controls and monitoring procedures as necessary to ensure consistent application of generally accepted accounting principles and allow for more effective monitoring of compliance. Management believes the steps taken above has remediated the material weakness described above as of the date of this report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information about our executive officers:

Name	Age	Position
Prem Devadas	64	Manager
Dale Pelletier	61	CFO, Salamander Hospitality LLC

Biographical Information

Prem Devadas, Manager, is a thirty plus year veteran of the hospitality industry. After ten years with The Potomac Hotel Group in Washington, DC, he left the Regional Director of Operations position to manage the lodging portfolio for CCA Industries whose holdings include The Jefferson Hotel in Richmond, VA, The Hermitage Hotel in Nashville, TN and Kiawah Island Resort near Charleston, SC. As Managing Director, he re-positioned the Jefferson Hotel and the Hermitage Hotel through extensive renovations and achieved Mobil 5-Star and AAA Five-Diamond awards for the respective properties. At Kiawah Island he directed the development and successful opening of the Sanctuary at Kiawah Island, the new 255 room ultra-luxury hotel opened in August 2004.

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

Directors and Officers Insurance

The Company maintains directors’ and officers’ liability insurance that insures our Salamander officers, managers and committee members from claims arising out of an alleged wrongful act by such persons while acting as executive officers, managers or committee members of our company, and it insures our company to the extent that we have indemnified our officers, managers and committee members for such loss.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the years ended December 31, 2020 and 2019 to our executive officers.

Name and Principal Position		Salary and Commission	Bonus	Other Annual Compensation	All Other Compensation
Prem Devadas, Manager	2020	$—	$—	$—	$—
Dale Pelletier, Chief Financial Officer	2020	$—	$—	$—	$—
Prem Devadas, Manager (1)	2019	$—	$—	$—	$—
Dale Pelletier, Chief Financial Officer (1)	2019	$—	$—	$—	$—

(1)	Messrs. Devadas and Pelletier are not compensated directly by us for services as our executive officers; rather they receive compensation from an affiliate of our member, to whom we pay management fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are wholly owned by Salamander Farms, LLC which has sole voting and dispositive power over our interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

(a)	Transactions with Management and Others

None.

(b)	Certain Business Relationships

Under the Master Lease Agreement (the “Agreement” or “MLA”) with the Rental Pool participants, the Resort pays Participants a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, and occupancy fees and when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by our employees. During the years ended December 31, 2020 and 2019, amounts available to Participants under the Agreement approximated $1,451,000 and $2,702,000, respectively, and during such years we paid Participants approximately $1,210,000 and $2,839,000, respectively.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the customization of certain units that did not require a full renovation, and provided for an incentive payment plan (“Incentive”) to be paid to Participants. The Incentive provides for a quarterly payment to each Participant, beginning on January 1, 2019 and ending on December 31, 2023, so long as their units continue to participate in the Rental Pool. Incentive payments due as of December 31, 2020 and December 31, 2019 totaled $60,090 and $40,790, respectively, which amounts are included in the Rental Pool liability on the respective consolidated balance sheets.

On July 2, 2019, the Third Addendum to the MLA became effective. The addendum provided Participants with two options for funding of the cost overruns created by the default of AMH. The first option provided that we would fund the cost overruns in exchange for the Participating Owner’s dedication of their unit to the Rental Pool as evidenced by a Memorandum of Lease recorded against the title of such participant’s unit in the land records of Pinellas County. The second option provided an additional incentive payment equal to the cost overrun amount in the form of quarterly payments, adjusted annually, resulting in a reimbursement of 10% of the total amount in 2019, 15% in 2020, 20% in 2021, 25% in 2022, and the remainder in 2023. Participants choosing option 1 represented 192 units (233 doors) and Participants choosing option 2 represented 13 units (15 doors). For option 1, we paid Participants $3,146,363 in 2019, which amount is being amortized over the five-year term of the Participants lease dedication beginning January 1, 2019 and ending on December 31, 2023.

Pursuant to the terms of the Agreement, the Rental Pool Lease Operation reimbursed us approximately $153,000 and $142,000 in December 31, 2020 and 2019, respectively for maintenance and housekeeping labor, use of the telephone lines, and other supplies.

All three condominiums that we own participated in the Rental Pool under the Agreement in the same manner as all other Rental Pool participants in 2020 and 2019.

At December 31, 2020 and 2019, accounts receivable, net includes $132,075 and $172,703, respectively, due from Innisbrook Condominium Association, a third party collectively owned by the condominium owners at Innisbrook. These receivables were recovered in 2021 and 2020, respectively.

We incurred management fees to an affiliate of approximately $662,000 and $1,129,000 in December 31, 2020 and 2019, respectively.

We had amounts due to the Innisbrook Rental Pool Lease Operation for the quarterly distribution of $325,081 and $528,001 at December 31, 2020 and 2019, respectively. These amounts, which include the incentives of $60,090 and $40, 790, respectively discussed above, were paid in 2021 and 2020, respectively.

At December 31, 2020 and 2019, we owed an affiliate approximately $1,780,000 and $1,764,000, respectively. The differences between these amounts and the balances of the due to affiliates in our consolidated balance sheets arise from various affiliate receivables; none of which are significant. The affiliate receivables and payables are unsecured, non-interest bearing and due on demand.

(c)	Indebtedness of Management

None.

(d)	Transactions with Promoters

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were incurred from Cherry Bekaert LLP for services provided in the years ended December 31, 2020 and 2019.

Audit Fees were $75,000 for each of the fiscal years ended December 31, 2020 and 2019, respectively, for professional services rendered for the audit of our annual consolidated financial statements and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

Audit-Related Fees: None.

Tax Fees: None.

All other fees: None.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Schedules

The consolidated financial statements and exhibits filed as part of this annual report on Form 10-K are listed on pages 20 and 34, and are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Sole Member and Manager

Salamander Innisbrook, LLC

Palm Harbor, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Salamander Innisbrook, LLC (“the Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and changes in member’s equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, the previously issued 2018 financial statements did not include two companies previously reported as affiliates that should have been consolidated as wholly-owned subsidiaries of the Company. Accordingly, various accounts as of January 1, 2019 have been restated to include the previously unconsolidated entities. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

cbh.com

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

Description of Matter

As described further in Note 2 to the consolidated financial statements, the Company has been negatively impacted by the outbreak of a novel coronavirus (“COVID-19”), which resulted in a significant net loss during the year ended December 31, 2020 and negative cash flows from operations. While it is unknown what the extent of the financial impact of COVID-19 will be, the Company has seen overall improvements in operations and financial position in 2021. Additionally, the Company’s debt obligation matures in April 2022 which requires principal payments of approximately $10,900,000 in 2020, including a significant balloon payment at maturity. Currently management’s forecasts and related assumptions illustrate their ability to sufficiently fund operations for at least one year from the financial statement issuance date. Additionally, the Company expects to refinance the debt with their current lender and will rely on the member’s support, if needed, to satisfy debt obligation (if necessary).

Management made judgments to conclude it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows and member’s support (if necessary) to fund the Company’s obligations as they become due. The judgments with the highest degree of impact and subjectivity in reaching this conclusion included the revenue growth and gross margin assumptions underlying its forecast operating cash flows, its ability to reduce capital expenditures and other operating expenditures, and its ability to refinance their debt obligation prior to maturity or access member funding, if necessary. As a result, a high degree of auditor judgment and increased audit effort was required in performing audit procedures to evaluate the reasonableness of management’s estimates.

How We Addressed the Matter in Our Audit

Our audit procedures included the following:

•	Obtained communication from lender to support the Company’s expectation of a debt refinance prior to the debt’s maturity in April 2022.

•	Verified management’s understanding that the guarantor of the Company’s debt is wholly owned by one individual, and we have assessed they have the ability to act on the guarantee if a refinance does not occur.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2021.

Tampa, Florida

December 23, 2021

SALAMANDER INNISBROOK, LLC

CONSOLIDATED BALANCE SHEETS

As of December 31, 2020 and 2019

	2020	2019
Assets
Current assets:
Cash	$2,010,377	$1,767,102
Accounts receivable, net	1,050,078	1,449,298
Inventories and supplies	858,378	842,695
Prepaid expenses and other current assets	1,050,693	869,595
Total current assets	4,969,526	4,928,690

Property, buildings and equipment, net	33,317,687	34,711,326
Operating lease right-of-use assets	828,479	1,171,161
Intangibles	4,330,001	4,330,001
Deferred contract costs, net	2,616,766	2,528,197
Restricted cash	2,031,044	2,014,444
Deposits and other assets	295,100	303,444
Total assets	$48,388,603	$49,987,263

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$1,947,591	$3,405,197
Accrued liabilities	1,313,924	2,497,366
Rental Pool liability	325,081	528,001
Current portion deferred revenues	3,592,590	3,304,097
Due to affiliates	1,767,024	1,707,932
Current portion - operating leases	358,103	342,682
Current portion - note payable	919,479	613,331
Total current liabilities	10,223,792	12,398,606

Deferred revenues, net of current portion	1,086,508	1,045,429
Operating leases, net of current portion	470,376	828,479
Paycheck Protection Program Loan	3,394,500	-
Note payable, net of current portion and unamortized deferred financing costs	10,812,632	11,723,227

Total liabilities	25,987,808	25,995,741

Commitments and Contingencies (Notes 4, 5 and 7)	-	-

Member's equity	22,400,795	23,991,522
Total liabilities and member’s equity	$48,388,603	$49,987,263

See notes to consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

For the Years Ended December 31, 2020 and 2019

	2020	2019
Revenues:
Room revenues	$3,760,898	$7,455,777
Other revenues	18,609,427	30,787,972
Total revenues	22,370,325	38,243,749

Costs and expenses:
Operating costs and expenses	9,768,855	16,974,467
General and administrative	13,343,514	19,456,628
Condo owners' renovation contractor default litigation	-	364,421
Depreciation and amortization expense	2,506,621	2,194,000
Total costs and expenses	25,618,990	38,989,516

Operating loss	(3,248,665)	(745,767)

Interest expense	(437,667)	(672,402)

Net loss	(3,686,332)	(1,418,169)

Member's equity, beginning of year, as previously reported	-	21,941,853
Restatement	-	1,509,230
Member's equity, beginning of year, as restated	23,991,522	23,451,083
Member contributions	2,095,604	1,958,609
Member's equity, end of year	$22,400,795	$23,991,522

See notes to consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities:
Net loss	$(3,686,332)	$(1,418,169)
Adjustments to reconcile net loss to net cash flows from operating activities:
Provision for bad debts	28,860	45,500
Depreciation and amortization	2,506,621	2,194,000
Amortization of deferred financing costs	69,074	65,773
Amortization of lease right-of-use assets	342,682	-
Changes in operating assets and liabilities:
Accounts receivable	370,360	495,990
Inventories and supplies	(15,683)	82,466
Prepaid expenses and other current assets	(181,098)	(11,817)
Accounts payable	(1,457,606)	241,764
Accrued liabilities and Rental Pool liability	(1,386,362)	(1,041,344)
Deferred revenues	329,571	144,879
Deposits and other assets	8,344	(28,556)
Due to/from affiliates, net	59,092	1,139,433
Operating lease liabilities	(342,682)	-
Net cash flows from operating activities	(3,355,159)	1,909,919

Cash flows from investing activities:
Deferred contract costs	(883,169)	(1,842,867)
Purchases of property and equipment	(318,381)	(634,882)
Net cash used in investing activities	(1,201,550)	(2,477,749)

Cash flows from financing activities:
Repayments of other note payable	(673,521)	(1,255,245)
Proceeds from Paycheck Protection Program Loan	3,394,500	-
Payment of deferred financing costs	-	(16,254)
Repayment of finance lease obligations	-	(533,488)
Member contributions	2,095,604	1,958,609
Net cash flows from financing activities	4,816,583	153,622

Net change in cash and restricted cash	259,874	(414,208)

Cash and restricted cash, beginning of year	3,781,547	4,195,754
Cash and restricted cash, end of year	$4,041,422	$3,781,547

Supplemental disclosure of cash flow information:
Cash paid for interest	$365,227	$679,975

Non-cash investing and financing activities:
Adoption of new operating lease standard	$-	$1,171,161

See notes to consolidated financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

1. Nature of Business

Salamander Innisbrook, LLC (the “Company”), own and operates the Innisbrook Resort and Golf Club (the “Resort”). The Company is owned by a sole member who does not have any personal liability for any of the Company’s obligations except as expressly provided by law and/or contractual obligation. The Company owns three condominiums under Salamander Innisbrook Condominiums, LLC and all of the equity interests in Golf Host Securities, Inc.

The Company controls and operates the Rental Pool Lease Operation (the “Rental Pool”), a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 248 units or 302 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), quarterly distributions of a percentage of room revenues are required to be made to the condominium owners participating in the Rental Pool. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and six swimming pools.

2. Summary of Significant Accounting Policies

Principles of Consolidation – The accompanying consolidated financial statements include the accounts and balances of the Company and its wholly owned subsidiaries, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC (hereinafter collectively referred to as “we”, “us”, or “our”). All significant intercompany balances and transactions have been eliminated in consolidation.

Restatement - Subsequent to the filing of the December 31, 2018 annual report, we determined two companies, Salamander Innisbrook Condominium, LLC and Salamander Innisbrook Securities, LLC, previously reported as affiliates should have been consolidated as wholly owned subsidiaries of Salamander Innisbrook, LLC.  We have further determined that the impact is not material to the previously reported financial statements taken as a whole and therefore we have adjusted the opening balance of the following accounts:

	As Previously Reported	As Restated
	2018	2018
Assets
Cash	$1,261,818	$1,670,796
Inventories and supplies	924,361	925,161
Prepaid expenses and other current assets	853,075	857,778
Property, buildings and equipment, net	34,382,542	36,016,700
Restricted cash	2,516,248	2,524,958
Deposits and other assets	274,425	274,888

Liabilities and Member's Equity
Accounts payable	$3,162,948	$3,163,433
Accrued liabilities	2,431,907	2,458,831
Due to affiliates	47,325	568,499
Current portion - note payable	822,835	874,134
Note payable, net of current portion and unamortized deferred financing costs	12,719,450	12,668,150

Member's equity	21,941,853	23,451,083

Statements of Cash Flows - For purposes of the statements of cash flows, we consider all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows” which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result, changes in restricted cash are required to be classified as either operating activities, investing activities, or financing activities depending on the nature of the activities that gave rise to the restrictions. Restricted cash consists primarily of funds held in a reserve account as required under a note payable agreement executed March 28, 2017 with Branch Banking and Trust Company (“BB&T”) (Note 10). We adopted this standard on January 1, 2018. As a result, restricted cash reserves are included with cash on our consolidated statements of cash flows.

The following tables provide additional detail, by consolidated financial statement line item, of the ASU 2016-18 impacts in the accompanying statements of cash flows for the years ended December 31, 2020 and 2019.

	2020	2019
Cash	$2,010,377	$1,767,102
Restricted cash	2,031,044	2,014,444
Total cash and restricted cash, shown in statements of cash flows	$4,041,421	$3,781,546

Revenues, Deferred Revenue and Accounts Receivable - Revenues are derived from a variety of sources including, but not limited to, hotel, food and beverage operations, retail sales, golf course operations and commissions on real estate transactions. With the exception of initiation fees and membership dues, all revenues net of any sales and other taxes collected are recognized as products are delivered or services are performed.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under the new revenue recognition standard. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our revenue is transactional and the contracts performance obligation is generally satisfied at the time of the transaction.

Revenues from performance obligations satisfied over time include membership dues, annual fees and initiation fees. The membership initiation fees at the Resort are nonrefundable and are initially recorded when received as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years for full golf members and five years for resort and executive memberships. Membership dues and annual fees are recognized over the applicable membership period (three months to one year depending on type of membership).

Accounts receivable represent amounts due from our memberships, resort guests and companies or individuals that held conferences or group stays at the Resort, net of the allowance for doubtful accounts. We perform periodic credit evaluations of our customers and members and generally do not require collateral because we believe we have procedures in place to minimize the possibility of significant losses occurring. Companies with a recent prior direct billing positive history with the Resort are granted credit for billing. If companies have not been to the Resort within the past two years, an updated credit evaluation is conducted. Terms are negotiable by group contract, but invoices are typically due 30 days from the receipt of invoice.

We review accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be doubtful of collection is included in the allowance for doubtful accounts. The balances in the allowance for doubtful accounts were $32,772 and $5,455 as of December 31, 2020 and 2019, respectively. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

In addition, gift card purchases and advanced event deposits are collected and deferred and recognized as income as the service is performed at a future date. Deferred revenue includes unrecognized initiation fee liabilities, unearned member dues, gift card liability and advanced events deposits. Deferred revenue was as follows as of December 31:

	2020	2019
Deferred Revenues - current portion	$3,592,589	$3,304,097
Deferred Revenues, net of current portion	1,086,508	1,045,429
	$4,679,097	$4,349,526

Practical Expedients and Exemption - There are several practical expedients and exemptions allowed under ASC 606 that impact timing of revenue recognition and our disclosures. Below is the practical expedient we applied in the adoption and application of ASC 606:

•	The Company treats similar contracts as part of a portfolio of contracts, primarily initiation fee contracts. The contracts for have the same provision terms, and management has the expectation the result will not be materially different from the consideration of each individual contract.

Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying consolidated financial statements include our beliefs that all of our long-lived assets, are recoverable, that our estimates of the average lives of memberships from which we base our revenue recognition are reasonable and that no significant loss will result from the resolution of the litigation discussed in Note 5. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the periods they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Concentrations of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. Cash consists of bank deposits which may, at times, exceed federally insured limits. No losses have been experienced in such accounts.

We used the following methods and assumptions in estimating the fair values of our financial instruments:

•	Accounts receivable and accounts payable: Due to their short-term nature, the carrying amounts reported on the accompanying consolidated balance sheets for these accounts approximate their fair values.

•	Deferred revenues: The carrying amounts of these accounts approximate their fair values because they approximate their net present values considering relevant risk factors.

•	Debt: The carrying values of variable rate debt financing reflected in the balance sheets at December 31, 2020 and December 31, 2019 approximates their fair values as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

Liquidity – Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We suffered a significant net loss in 2020 primarily as a result of the COVID- 19 pandemic which forced us to temporarily close the Resort in 2020 and resulted in numerous cancellations. While this pandemic remains a rapidly evolving situation, our results of operations and financial position have improved considerably in 2021 as various restrictions resulting from the pandemic have been relaxed, and we are hopeful that such trend will continue throughout the remainder of 2021 and beyond. However, the extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate, government actions and programs, and the related impact on consumer confidence and spending, all of which are highly uncertain.

Irrespective of the above, we believe that our cash on hand and additional cash generated from operations will be adequate to meet our operating and capital obligations for the next twelve months, and that if any short-term cash needs are necessary that our member will continue to provide capital to fund some needs.

We also have certain debt outstanding that requires principal payments of approximately $10,900,000 in 2022, including a significant balloon payment in April of such year (see Note 10). We do not currently have the cash to pay such indebtedness but believe we will be able to refinance it prior to its maturity. Because of this and because we believe that our lender will continue to provide forbearance with respect to certain debt covenant violations, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Inventories and Supplies - Inventories and supplies are recorded at the lower of cost, on a first-in, first-out basis, or market.

Property, Buildings and Equipment, net – Property, buildings and equipment are stated at cost less accumulated depreciation and amortization. We capitalize any asset purchase of $1,000 or more with an estimated useful life of at least three years. Depreciation and amortization are recorded using the straight-line basis over the shorter of the estimated useful lives of the assets, or if applicable, the lease terms. Estimated useful lives are generally as follows:

Category	Average Lives (in Years)
Buildings	40
Land improvements	20
Machinery and equipment	3 to 7
Assets recorded under finance leases	3 to 4

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

Impairment of Long-Lived Assets - We regularly review long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. Any impairment loss would be calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques, giving consideration to recent operating performance and pricing trends. There were no impairment losses for the years ended December 31, 2020 and 2019.

Intangibles - Our indefinite life intangibles consist of our trade name valued at $2,300,000 and a water contract valued at $2,030,001. We evaluate intangible assets for impairment annually (or earlier if a significant event occurs that may indicate that the assets may not be recoverable). Factors we consider important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the use of the acquired assets or the strategy for our overall business; and (3) significant negative industry or economic trends. During the fourth quarter of 2020 and 2019, respectively, we completed our annual intangible impairment assessment, and determined that no impairment of intangible assets existed at December 31, 2020 and 2019.

Deferred Financing Costs – Deferred financing costs, which arose from costs incurred to originate the financing discussed at Note 10, are being amortized to interest expense over the term of the related indebtedness. The unamortized portions of these costs are reflected as reductions of such debt.

Deferred contract costs, net – Deferred contract costs, which arose from the costs of obtaining long term commitments on rental pool agreements that we would not have incurred if the pool participants did not commit to five-year contracts, are being amortized over the contract lives using the straight-line method.

Loss Contingencies - We estimate loss contingencies in accordance with FASB ASC 450-20, Loss Contingencies, which states that a loss contingency shall be accrued by a charge to income if both of the following conditions are met: (a) information available before the consolidated financial statements are issued or are available to be issued indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can be reasonably estimated.

Advertising - Advertising costs, which are expensed as incurred, were $452,640 and $572,789 for the years ended December 31, 2020 and 2019, respectively.

Leases - Leases are classified as finance leases or operating leases dependent on whether the lease transfers substantially all of the benefits and risks of ownership of property. Assets and liabilities are recorded at amounts equal to the present value of the minimum lease payments at the beginning of the lease term. Interest expense relating to the lease liabilities is recorded to affect constant rates of interest over the terms of the leases. Refer to “Recently Adopted Accounting Pronouncements” for further discussion on leases.

Income Taxes With the exception of an entity owned by Salamander Innisbrook Securities, LLC for which income taxes have been minimal the Company, and its subsidiaries are single-member limited liability companies, and therefore, no provision or liability for federal or state income taxes has been included in the accompanying consolidated financial statements. The results of our consolidated operations are included in the income tax return of our member.

We have adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes. Under ASC 740-10, we are required to evaluate each of our tax positions to determine if they are more likely than not to be sustained if the taxing authority examines the respective position.  A tax position includes an entity’s tax status as a pass-through entity, and the decision not to file a tax return.  We have evaluated each of our tax positions and have determined that no provision or liability for income taxes is necessary.

We evaluate the validity of our conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under examination.  Our member files income tax returns in the U.S. federal jurisdiction and the State of Virginia. At December 31, 2020, we do not believe that any uncertain tax positions exist.

3. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of December 31, 2020 and 2019:

	2020	2019
Land and land improvements	$21,364,598	$21,334,382
Buildings	28,081,650	27,888,242
Furniture, fixtures and equipment	12,775,180	12,709,569
Construction in progress	73,758	44,690
	62,295,186	61,976,883
Less accumulated depreciation and amortization	(28,977,499)	(27,265,557)
	$33,317,687	$34,711,326

Depreciation and amortization expense was $1,712,020 and $1,940,256 for the years ended December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, we wrote off fixed assets of $0 and $972,168, respectively. Amortization expense and related accumulated amortization for assets previously held under finance leases (see Note 4) was $53,099 and $2,037,753 respectively, as of and for the year ended December 31, 2020 and $375,830 and $1,984,654 as of and for the year ended December 31, 2019, respectively.

4. Leases

Operating Leases

On August 1, 2015, we entered into a master lease agreement with Agricredit-Acceptance, LLC which provided two leases for golf carts and utility vehicles (with payments commencing in December 2015). The term of each lease was 48 months and the monthly lease payments were approximately $21,200 and $11,100 respectively.

On December 20, 2018, we entered into a master lease agreement with DLL Finance, LCC for vehicles by Club Car, LLC. The agreement provides for three leases of golf cars and utility vehicles, with payments beginning on April 1, 2019. The term of each lease is 48 months and the monthly lease payments total approximately $32,300.

As of December 31, 2020, the remaining lease term in years approximated 2.25 and the discount rate was 4.41%. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease terms. Future minimum lease payments under operating leases for the years ended December 31 are as follows:

Years Ending December 31,
2021	$387,459
2022	387,459
2023	96,865
Total future minimum lease payments	871,783

Less imputed interest	(43,304)

Total present value of future minimum lease payments	$828,479

Operating lease expense approximated $387,000 for each of the years ended December 31, 2020 and 2019, respectively.

Recently Adopted Accounting Pronouncements In February 2016, the Financial Accounting Standards Board (the "FASB"), issued Accounting Standards Update ("ASU"), No. 2016-02, Leases, which requires an entity to record on its balance sheet previously unrecorded operating leases based on the present value of remaining lease payments. We adopted this standard on its effective date of January 1, 2019 under the modified retrospective method and using the optional transition method to apply the new lease accounting standard prospectively as of January 1, 2019, rather than as of the earliest period presented. Therefore, the adoption of the new lease accounting standard did not change our previous reported consolidated financial statements. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry forward the historical lease classification and not reassess whether a contract is or contains a lease, or determination of initial direct costs. Adoption of this standard resulted in the recording of an operating lease right-of-use (“ROU”) assets and corresponding operating lease liability of approximately $1,424,000, respectively. The adoption did not have a material impact on our consolidated financial statements.

Finance Lease

During the fourth quarter of 2014, the Company entered into a master lease agreement with PNC Equipment Finance, LLC for the lease of golf course equipment. The term of each lease was 60 months, with interest rates ranging from 2% to 4.45%, and the monthly lease payments varied in amount. The leases contained bargain purchase options that allowed us to purchase the leased equipment for a minimal amount upon the expiration of the lease term. Equipment acquired under capital leases was pledged as collateral to secure the performance of the future minimum lease payments.

In April 2019, we exercised our option to purchase the equipment. As such, at December 31, 2019, we had no remaining obligation under these leases.

5. Contingency

We are currently involved in certain litigation arising from an Agri-credit construction contract we entered (as agent for and on behalf of the Rental Pool participants) with AMH Construction, Inc. (“AMH”) in the amount of $3,420,670. The renovation was performed as a “Turn-Key” project with each Participating Owner paying their respective share of the total costs. We, and the Lessors' Advisory Committee of the Rental Pool (“LAC”), jointly supervised the renovation. On January 23, 2019, we terminated the contract with AMH for breach of contract, including AMH's failure to complete the renovation work in accordance with the contract schedule. On April 18, 2019, we served a demand letter to AMH asserting damages of $4,423,070 for the additional costs incurred by the Participating Owners and return of deposits made for work that was not performed. On August 30, 2019, we filed a lawsuit in Pinellas County, Florida against AMH seeking damages for breach of contract in the amount of $4,423,070 plus attorney fees and other costs of approximately $364,400 in 2019. On October 31, 2019, AMH filed a response to our suit including a counterclaim in the amount of $890,751. AMH alleges in its counterclaim that it was not compensated for work performed. In March 2020, Pinellas County suspended all hearings until further notice due to the COVID-19 pandemic. Due to the early stages of litigation, possible outcomes and impacts to our consolidated financial statements are not yet reasonably determinable; accordingly, our consolidated financial statements do not give effect to any gain or loss that may result from the resolution of these matters.

6. Retirement Plan

We sponsor a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. We match one half of the first 6% of the contributions of each employee. We made matching contributions of approximately $133,000 and $265,000 for the years ended December 31, 2020 and 2019, respectively.

7. Rental Pool Operations

In December 2013, we entered a Master Lease Agreement (“Agreement”) with the Rental Pool’s Lessors Advisory Committee (“LAC”). The Agreement commenced on January 1, 2014 for a period of ten years, replacing all lease agreements previously in existence. Under the Agreement, the Resort pays the Participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. The Participants are also entitled to 35 nights in-season and complimentary gift certificates for golf and food & beverage. Their guests will be entitled to the same privileges as the Participants when occupying the participant’s units. During the years ended December 31, 2020 and 2019, amounts available to Participants under the Agreement approximated $1,451,000 and $2,702,000 respectively and during such years we paid Participants approximately $1,210,000 and $2,839,000, respectively.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the customization of certain units that did not require a full renovation, and provided for an incentive payment plan (“Incentive”) to be paid by us to the Participants. The Incentive provides for a quarterly payment to each participant, beginning on January 1, 2019 and ending on December 31, 2023, so long as the unit continues to participate in the Rental Pool. Incentive payments due as of December 31, 2020 and December 31, 2019 totaled $60,090 and $40,790 respectively, and are included in the Rental Pool liability on the consolidated balance sheets.

On July 2, 2019, the Third Addendum to the MLA became effective. The addendum provided with two options for funding of the cost overruns created by the default of AMH. The first option provided that we would fund the cost overruns in exchange for the Participating Owner’s dedication of their unit to the Rental Pool as evidenced by a Memorandum of Lease recorded against the title of such participant’s unit in the land records of Pinellas County. The second option provided an additional incentive payment equal to the cost overrun amount in the form of quarterly payments, adjusted annually, resulting in a reimbursement of 10% of the total amount in 2019, 15% in 2020, 20% in 2021, 25% in 2022, and the remainder in 2023. Participants choosing option 1 represented 192 units (233 doors) and Participants choosing option 2 represented 13 units (15 doors). For option 1, we paid Participants $3,146,363 in 2019, which amount is being amortized over the five-year term of the participants’ lease dedication beginning January 1, 2019 and ending on December 31, 2023. Amortization expense of this asset (the net amounts are reflected as Deferred Contract Costs in the accompanying consolidated balance sheets) in 2020 and 2019 totaled $794,600 and $253,745, respectively and is included in depreciation and amortization expense.

Below is a table outlining future amortization of deferred contract costs for the years ending December 31,

2021	$872,255
2022	872,255
2023	872,256
Total deferred construction costs	$2,616,766

8. Related Party Transactions

We incurred management fees to Salamander Hospitality, LLC, an entity related to us by virtue of common ownership, of $661,708 and $1,129,000 in 2020 and 2019, respectively. These fees are included in general and administrative expenses in the accompanying consolidated statements of operations.

At December 31, 2020 and 2019, accounts receivable, net includes $132,075 and $172,703, respectively, due from Innisbrook Condominium Association, a third party collectively owned by the condominium owners at Innisbrook. These receivables were recovered in 2021 and 2020, respectively.

At December 31, 2020 and 2019, we owed our affiliate approximately $1,780,000 and $1,764,000, respectively. The differences between these amounts and the balances of the due to affiliates in our consolidated balance sheets arise from various affiliate receivables; none of which are significant., The affiliate receivables and payables are unsecured, non-interest bearing and are due on demand.

The Innisbrook Rental Pool Lease Operation paid us approximately $153,000 and $142,000 as reimbursement for maintenance and housekeeping labor, use of the telephone lines and other supplies during the years ended December 31, 2020 and 2019, respectively. These reimbursements are reflected as reductions of general and administrative expenses in the accompanying consolidated statements of operations.

We had amounts due to the Innisbrook Rental Pool Lease Operation for the quarterly distribution of $325,081 and $528,001 at December 31, 2020 and 2019, respectively. These amounts were paid in 2021 and 2020, respectively.

All three of the condominiums that we own participated in the Rental Pool under the Agreement in 2020 and 2019, in the same manner as all other Rental Pool participants.

9. Paycheck Protection Program Loan

In April 2020, we received a Paycheck Protection Program loan ("PPP loan") of $3,394,500.  At December 31, 2020, the loan had an interest rate of 1% and a term of 5 years, however under the program, the loan, and related accrued interest, was eligible to be forgiven by the Small Business Administration (“SBA”) for costs we incurred for payroll, rent, utilities, and other allowable expenses in 2020. In 2020, we used the full amount received from the PPP loan for eligible expenses and in 2021 received notice that the entire PPP loan had been forgiven by the Small Business Administration. As such, the balance of the loan will be reflected in other income in our 2021 consolidated statement of operations.

10. Note Payable

On March 28, 2017, we obtained a loan in the amount of fifteen million dollars ($15,000,000) from Branch Banking and Trust Company (“BB&T”). The loan is being repaid over a five-year period in monthly installments of principal plus interest based on a 15-year amortization schedule commencing on May 5, 2017, with the remaining unpaid balance due in full on April 5, 2022. Interest on this loan is being charged at the One Month LIBOR Rate plus two and one quarter percent 2.25% per annum adjusted monthly on the first day of each LIBOR interest period (2.44% as of December 31, 2020). The loan is collateralized by our real and personal property, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates.

The loan agreement contains customary financial covenants, including a covenant to maintain a debt service coverage ratio of at least 1.10 to 1.0, measured annually at the end of each fiscal year and a covenant to maintain a tangible net worth of not less than $15,000,000 at all times. Violations of any such covenants and provisions would allow BB&T to accelerate the repayment of the indebtedness. At December 31, 2020, we were in violation of certain covenants, however BB&T has waived their rights with respect to such acceleration.

As part of our loan agreement, we deposited $1,500,000 into a cash reserve account in March 2017. On February 28, 2018, we deposited an additional $1,000,000 into such account as required. The loan amendment that occurred in April 2019 included the release of $500,000 from the cash reserve account which was used to pay down the note. The remaining reserve account is restricted and may not be used to service the loan.

At December 31, 2019, the loan had a balance of $12,336,558, which amount was net of unamortized deferred financing costs of $156,320. Future scheduled maturities under the note are as follows as of December 31, 2020:

Years ending December 31,
2021	$919,479
2022	10,899,876
11,819,355
Less current portion	(919,479)
Less unamortized deferred financing costs	(87,244)
$10,812,632

11. Other Subsequent Events

In June 2021, we received $2,000,000 under a second round PPP loan. The loan accrues interest at 1% and all or a portion of the loan and accrued interest will be eligible for forgiveness by the SBA if we expend such amount for payroll, rent, utilities, and other allowable expenses during the covered period, as defined. If the loan is not forgiven, it would have a term of five years with interest payments commencing in October 2022.

SUPPLEMENTAL SCHEDULES OF RENTAL POOL LEASE OPERATION

HISTORICAL SUMMARY

The following financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the years ended December 31, 2020 and 2019.

The operation of the Rental Pool is tied closely to the Resort operations. The Rental Pool Master Lease Agreement provides for a quarterly distribution of a percentage of the room revenues to participating condominium owners (“Participants”), as defined in the agreements (see Note 1 of the Rental Pool Lease Operation financial statements). Because the Rental Pool participants share in a percentage of the room revenues, the condominium units allowing Rental Pool participation are deemed to be securities. However, there is no market for such securities other than through sales of the normal real estate market. Since the security is related to real estate, no dividends have been paid or will be paid.

Report of Independent Registered Public Accounting Firm

To the Sole Member and Manager
Salamander Innisbrook, LLC and

the Lessors of the Innisbrook Rental Pool Lease Obligation

Palm Harbor, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of the Distribution Fund and the Maintenance Fund of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2020 and 2019, and the related statements of operations and changes in participants’ fund balances of the Distribution Fund and statements of changes in participants’ fund balances of the Maintenance Escrow Fund for years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Rental Pool as of December 31, 2020 and 2019, and the results of its operations and changes in participants’ fund balances for years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Rental Pool is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Rental Pool’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ Cherry Bekaert LLP

We have served as the Rental Pool’s auditor since 2021.

Tampa, Florida

December 23, 2021

cbh.com

INNISBROOK RENTAL POOL LEASE OPERATION
BALANCE SHEETS - DISTRIBUTION FUND
December 31, 2020 and 2019

	2020	2019
ASSETS
RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC
FOR DISTRIBUTION	$325,073	$493,559
INTEREST RECEIVABLE FROM MAINTENANCE
ESCROW FUND	8	1,154
	$325,081	$494,713

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$325,081	$494,713
	$325,081	$494,713

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
BALANCE SHEETS - MAINTENANCE ESCROW FUND
December 31, 2020 and 2019

	2020	2019
ASSETS
CASH	$292,071	$150,281
INVESTMENTS	-	200,000
INTEREST RECEIVABLE	-	254
	$292,071	$350,535

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$-	$28,652
INTEREST PAYABLE TO DISTRIBUTION FUND	8	1,154
TOTAL LIABILITIES	8	29,806

CARPET CARE RESERVE	11,830	1,738
PARTICIPANTS' FUND BALANCES	280,233	318,991
	$292,071	$350,535

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
STATEMENTS OF OPERATIONS - DISTRIBUTION FUND
For the Years Ended December 31, 2020 and 2019

	2020	2019
GROSS REVENUES	$3,691,134	$7,321,557

DEDUCTIONS:
Agents' commissions	193,818	326,629
Credit card fees	104,187	198,893
Audit fees	89,004	79,100
Linen replacements	49,583	53,635
Rental pool complimentary fees	12,956	24,714
	449,548	682,971

ADJUSTED GROSS REVENUES	3,241,586	6,638,586

AMOUNT RETAINED BY LESSEE	(1,944,952)	(3,983,152)

GROSS INCOME DISTRIBUTION	1,296,634	2,655,434

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(7,370)	(3,940)
Miscellaneous pool adjustments	(651)	(677)
Corporate complimentary
occupancy fees	2,180	4,508
Occupancy fees	(412,903)	(820,078)
Advisory Committee expenses	(90,996)	(140,239)

NET INCOME DISTRIBUTION	786,894	1,695,008

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	412,903	820,078
Hospitality suite fees	542	3,183
Associate room fees	9,730	19,960
Incentives	241,260	163,356

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$1,451,329	$2,701,585

See notes to financial statements

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES – DISTRIBUTION FUND

For the Years Ended December 31, 2020 and 2019

	2020	2019
BALANCE, beginning of year	$-	$-

ADDITIONS:
Amounts available for distribution	1,451,329	2,701,585
Interest received or receivable from Maintenance Escrow Fund	441	12,725
REDUCTIONS:
Amounts accrued or paid to participants	(1,451,770)	(2,714,310)
BALANCE, end of year	$-	$-

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES – MAINTENANCE ESCROW FUND

For the Years Ended December 31, 2020 and 2019

	2020	2019
BALANCE, beginning of year	$318,991	$2,691,156

ADDITIONS:
Charges to participants to establish or restore escrow balances	241,308	466,432
Member accounts & miscellaneous	4,998	-
REDUCTIONS:
Carpet Carpet Care Reserve	(12,335)	-
Maintenance charges	(261,904)	(2,528,496)
Member accounts & miscellaneous	-	(12,704)
Refunds to participants as prescribed by the master lease agreements	(10,825)	(297,397)
BALANCE, end of year	$280,233	$318,991

See notes to financial statements

INNISBROOK RENTAL POOL LEASE OPERATION

SUPPLEMENTAL NOTES TO FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

Under the Agreement, the Resort pays the Participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees or when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

Under the terms of the Agreement, each owner may elect to participate in the Rental Pool for the following year by signing and executing an Annual Lease Agreement (the “ALA”).

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the Customization of certain units that did not require a full renovation, and provided for an Incentive to be paid by the Company to the participants. The Incentive provides for a quarterly payment to each participant, beginning on January 1, 2019 and ending on December 31, 2023, so long as the unit continues to participate in the Rental Pool.

On June 13, 2019, the Third Addendum to the Master Lease Agreement became effective. The addendum provided with two options for funding of the cost overruns created by the default of the AMH contractor. The first option provided for the Company to fund the cost overruns in exchange for the participant’s dedication of the unit to the Rental Pool as evidenced by a Memorandum of Lease recorded against the title of such participant’s unit in the land records of Pinellas County. The second option provided an additional incentive equal to the cost overrun amount in the form of quarterly payments, adjusted annually, resulting in a reimbursement of 10% of the total amount in 2019, 15% in 2020, 20% in 2021, 25% in 2022, and the remainder in 2023. The additional incentive is included in Incentive’s adjustment to net income distribution on the statement of operations for the distribution fund.

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

The Maintenance Escrow Fund, which is managed by the LAC reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed on behalf of Participants or amounts due from the Distribution Fund to meet minimum escrow requirements, fund the carpet care reserve, maintain the interior of the units, and fund renovations of the units. The Innisbrook Rental Pool Trust was established on February 1, 2002 to create a Trust, which holds certain assets maintained in such escrow accounts.

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. Beginning in 2011, by mutual agreement between the LAC and the Resort, until it is determined that the fund requires replenishment, both the occupancy fee (Paragraph 7.3 of the MLA) and the carpet care reserve (Paragraph 1.6 of the MLA) deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreement for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the occupancy fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $17,000 and $2,600 for the years ended December 31, 2020 and 2019, respectively.

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

Certificates of Deposit - The LAC invests amounts maintained in the maintenance escrow fund primarily in certificates of deposit held with a financial institution. As of December 31, 2019, the certificates had an interest rate of 2.30% and had six-month maturities. As of December 31, 2019, accrued interest earned was $254, which amount is included in the accompanying financial statements of the maintenance escrow fund. At December 31, 2019, the cost of these investments approximates fair value.

Revenue - All room revenue net of any sales and other taxes collected are recognized as services are performed.

Accounts Receivable - Receivables are presented net of any allowances for uncollectible amounts. All receivable balances reflected in the accompanying financial statements as of December 31, 2020 and 2019, were collected in 2021 and 2020, respectively. As such, an allowance for doubtful accounts is not considered necessary as of December 31, 2020 and 2019.

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

Income Taxes - No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrue to the Participants.  The Innisbrook Rental Pool Trust files an annual tax return, which remains subject to examination by taxing authorities for years on or after 2016.  The Rental Pool and related Trust have adopted the Financial Accounting Standards Board Accounting Standards Codification Topic 740-10, Accounting for Uncertainty in Income Taxes.  This topic requires the Rental Pool and the related Trust to evaluate each of their tax positions and the information reported in the Trust’s tax return to determine if such information and positions are more likely than not to be sustained under examination by a taxing authority. A tax position includes an entity’s tax status, which includes considerations as to the qualifications of the Trust and the decision that all fund activities pass through to the participants of the Rental Pool.

The Rental Pool and trustees of the Trust have evaluated their tax positions and have determined that no provision or liability for income taxes is necessary. Conclusions regarding uncertain tax positions are evaluated on an annual basis to determine if facts or circumstances have arisen that might cause a change in judgment regarding the likelihood of a tax position’s sustainability under examination.  At December 31, 2020, the Innisbrook Rental Pool Trust believes that no uncertain tax positions exist.

NOTE 3 -   RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid the Company approximately $153,000 and $142,000 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, accounts payable included in the accompanying balance sheets of the Maintenance Escrow Fund include approximately $0 and $15,520, respectively, payable to the Company for such items.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Innisbrook, LLC, owns three condominiums. All three condominiums participate in the Rental Pool under the MLA in the same manner as other Rental Pool participants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMANDER INNISBROOK, LLC

Date : December 23, 2021	By:	/s/ Prem Devadas
Prem Devadas
Manager (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devadas	Manager (Chief Executive Officer)	December 23, 2021

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer	December 23, 2021
and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Loan Agreement Dated as March 28, 2017 among Salamander Innisbrook, LLC and Salamander Innisbrook Condominium, LLC and Branch Banking and Trust Co.
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.	Interactive data files formatted in XBRL (eXensible Business Reporting Language): (i) the Balance Sheets, (ii)the Statement of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document