Form 10-K
period 2021-12-31
Salamander Innisbrook, LLC
filed 2022-04-15
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2021 and 2020

Commission File No. 333-147447

SALAMANDER INNISBROOK, LLC

State of Organization: Florida	IRS Employer Identification No. 26-0442888

36750 US Highway 19 North, Palm Harbor, FL 34684
Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

246 Condominium Rental Pool Units

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

Yes ☐     No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of April 15, 2022.

Issuer has no common stock subject to this report.

SALAMANDER INNISBROOK, LLC

ANNUAL REPORT ON FORM 10-K

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

PART I

ITEM 1. BUSINESS

Background

Salamander Innisbrook, LLC (the “Company”) was organized on June 14, 2007 by Salamander Farms, LLC under the laws of the state of Florida for the purpose of owning and operating Innisbrook Resort and Golf Club (the “Resort”). The Company, and its wholly owned subsidiaries, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, are hereinafter referred to as “we”, “us”, “our”. On July 16, 2007, we purchased the Resort, three condominiums, which became Salamander Innisbrook Condominiums, LLC, and all of the equity interests in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a full service 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1,216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 288 condominium owners (representing 294 hotel rooms) participate in a rental pool (the “Rental Pool”) we operate.

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

The Valspar Championship, a nationally televised, annual PGA TOUR event, was contest on Innisbrook’s Copperhead course over the dates of April 29 – May 2, 2021. This was a capacity restricted event by the PGA TOUR due to lingering COVID 19 concerns. The TOUR restricted attendance to 12,000 patrons per day. Further, there were mandated elimination of group gatherings, masking guidelines and spacing requirements.

The 2022 Valspar Championship was contested at Innisbook’s Copperhead course over the dates of March 17-20 without any COVID related restrictions. Further, the tournament dates returned the event to the “Florida Swing” where four tournaments are contested on consecutive weekends in the state. There is a long term agreement between the PGA TOUR, Copperhead Charities and Innisbrook through the 2025 event to contest the event on the Copperhead course. This coincides with the current agreement between Valspar and the PGA TOUR that expires after the 2025 event. Attendance estimates are expected to be roughly 30,000 patrons per day.

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

Environmental Matters

Operation of the golf courses at the Resort involves the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. As of December 31, 2021, we are not aware of any violations of these laws, ordinances and regulations.

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

Employees

At December 31, 2021, we had 370 employees; 226 full-time and 144 part-time. We also periodically engage casual laborers as needed.

Code of Ethics

See Part III, Item 10 for discussion of our Code of Business Conduct.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Resort is situated on approximately 900 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, 246, on average, participate in the Rental Pool on a year-to-year basis. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. We also own three condominium units, all of which participate in the Rental Pool in the same fashion as all other Rental Pool participants. Approximately 20% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. As a result of the potential use of lockout master bedroom units, the total number of rooms at the resort is 1,217 and the average of 246 units participating in the Rental Pool at any one time is equivalent to approximately 294 hotel rooms. The Resort complex includes 72 holes of golf, practice ranges, three clubhouses with retail, golf, and food and beverage outlets, three conference and exhibit buildings, a full-service spa and fitness center, six swimming pools including a themed water attraction, a recreation facility, a tennis facility and numerous administrative and support structures. These amenities are owned by the Company and have undergone substantial renovation and improvements since we purchased the Resort in 2007.

ITEM 3. LEGAL PROCEEDINGS

We are currently involved in certain litigation arising from a full-service construction contract we entered (as agent for and on behalf of the Rental Pool participants) with AMH Construction, Inc. (“AMH”) in the amount of $3,420,670. The renovation was performed as a “Turn-Key” project with each Participating Owner paying their respective share of the total costs. We, and the Lessors' Advisory Committee of the Rental Pool (“LAC”), jointly supervised the renovation. On January 23, 2019, we terminated the contract with AMH for breach of contract, including AMH's failure to complete the renovation work in accordance with the contract schedule. On April 18, 2019, we served a demand letter to AMH asserting damages of $4,423,070 for the additional costs incurred by the Participating Owners and return of deposits made for work that was not performed. On August 30, 2019, we filed a lawsuit in Pinellas County, Florida against AMH seeking damages for breach of contract in the amount of $4,423,070 plus attorney fees and other costs of approximately $364,400 in 2019. On October 31, 2019, AMH filed a response to our suit including a counterclaim in the amount of $890,751, a claim that we deny. AMH alleges in its counterclaim that it was not compensated for work performed. In March 2020, Pinellas County suspended all hearings until further notice due to the COVID-19 pandemic. Depositions are currently being conducted and we anticipate the case will go to mediation no later than the end of May 2022. Since it is not possible to predict the outcome of this litigation no effect has been given to any gain or loss that may result from its resolution in our consolidated financial statements.

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

During the years ending December 31, 2021 and 2020, we evaluated our intangible assets, and determined that the carrying balances of such assets were recoverable.

Impairment of Other Long-Lived Assets

We review our other long-lived assets for impairment if a significant event occurs or circumstances arise that indicate the assets may not be recoverable by comparing the carrying values of the assets with their estimated future undiscounted cash flows. In reviewing impairment of our long-lived assets, we review the recent operating and pricing trends with the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. At December 31, 2021, we believe the carrying values of our other long-lived assets are recoverable.

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

Results of Operations

	Year ended December 31,
	2021	%	2020	%	Inc/(dec)	% Chg
Resort revenues:
Room revenues	$6,967,712	20.1%	$3,760,898	16.8%	$3,206,814	85.3%
Other revenues	27,641,314	79.9%	18,609,427	83.2%	9,031,887	48.5%
Total revenues	34,609,026	100.0%	22,370,325	100.0%	12,238,701	54.7%

Costs and expenses:
Operating costs and expenses	17,365,673	50.2%	9,768,855	43.7%	7,596,818	77.8%
General and administrative	14,974,490	43.3%	13,343,514	59.6%	1,630,976	12.2%
Depreciation and amortization	2,592,004	7.5%	2,506,621	11.2%	85,383	3.4%
Total costs and expenses	34,932,167	100.9%	25,618,990	114.5%	9,313,177	36.4%
Operating income (loss)	(323,141)	-0.9%	(3,248,665)	-14.5%	2,925,524	-90.1%
Gain on forgiveness of Paycheck
Protection Program loan	3,394,500	9.8%	—	0.0%	3,394,500	100.0%
Interest expense	(348,771)	-1.0%	(437,667)	-2.0%	88,896	-20.3%
Net income (loss)	$2,722,588	7.9%	$(3,686,332)	-16.5%	$6,408,920	-173.9%

During 2021 overall resort revenues increased by $12,238,701 or 54.7% compared with the prior year. The increase in revenues was primarily driven by the ongoing recovery from the COVID-19 pandemic. During March 24, 2020 to May 21, 2020, there was a temporary closure of the Resort. Total costs and expenses increased year-over-year by $9,313,177 or 36.4% which is attributable to inflation and the increase in revenues across the same period.

Our revenues and results of operations improved considerably in 2021 as activity at the Resort increased due to certain restrictions imposed by the COVID 19 pandemic were relaxed.

In April 2020, we received a Paycheck Protection Program loan ("PPP loan") of $3,394,500. At December 31, 2020, the loan had an interest rate of 1% and a term of 5 years, however under the program, the loan, and related accrued interest, was eligible to be forgiven by the Small Business Administration (“SBA”) for costs we incurred for payroll, rent, utilities, and other allowable expenses in 2020. In 2020, we used the full amount received from the PPP loan for eligible expenses and in 2021 received notice that the entire PPP loan had been forgiven by the Small Business Administration. As such, we recognized a gain on the extinguishment of the debt in the amount of the indebtedness in our 2021 consolidated statement of operations.

In June 2021, we received a second Paycheck Protection Program loan of $2,000,000 that has an interest rate of 1% and a term of 5 years. The loan and related accrued interest, are eligible to be forgiven by the Small Business Administration (“SBA”) assuming we used the proceeds for eligible costs (i.e. payroll, rent, utilities, and other allowable expenses). In 2021, we used the full amount received from the PPP loan for eligible expenses and will apply for forgiveness of such debt by the Small Business Administration in 2022.

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

Liquidity and Capital Resources

Cash generated from operating activities approximated $1,077,000 in 2021 compared to cash used by such activities of approximately $3,355,000 in 2020, an improvement of approximately $4,432,000. The change resulted primarily from the net changes in the following:

●	Our results of operations (exclusive of a non-cash gain on the extinguishment of a Paycheck Protection Program loan) improved by approximately $3,014,000 in 2021 as compared to 2020 as activity at the Resort increased.
●	Cash provided by operating assets and liabilities approximated $513,000 in 2021 as compared to cash used by such assets and liabilities of approximately $2,340,000 in 2020; an improvement of $2,853,000. This improvement was due to timing of cash flows and/or in certain cases (e.g. accounts receivable) growth resulting from increased revenues.
●	Net cash outflows arising from affiliate receivables and payables were approximately $1,333,000 greater in 2021 than 2020.

We used cash of approximately $931,000 and $1,202,000 for investing activities in 2021 and 2020, respectively. The decline of approximately $271,000 resulted because the 2021 decline in payments for deferred contract costs of approximately $723,000 (most of the costs in securing five year contracts from Rental Pool participants were incurred prior to December 31, 2020) were partially offset by increased equipment purchases of approximately $453,000 in 2021.

We generated cash from financing activities of approximately $1,081,000 in 2021 and $4,817,000 in 2021 and 2020, respectively. The decrease of approximately $3,736,000 resulted primarily from the receipt of non-recurring member contributions of approximately

$2,096,000 in 2020. In addition, proceeds from Paycheck Protection Program loans were $1,394,500 greater in 2020 compared to 2021.

Our results of operations improved considerably in 2021 as various restrictions resulting from the COVID 19 pandemic were relaxed. However, the COVID‐19 pandemic remains a rapidly evolving situation. The extent of the impact of COVID‐19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate, government actions and programs, and the related impact on consumer confidence and spending, all of which are highly uncertain.

Irrespective of the above, we believe that our cash on hand and additional cash generated from operations will be adequate to meet our obligations (both capital and operating) for the next twelve months, and that if any short-term cash needs are necessary that our member will continue to provide capital to fund some needs.

We are obligated under a note payable that requires a balloon payment of approximately $10,746,000 in July 2022. On April 4, 2022, the loan maturity date was extended to July 5, 2022. We are currently in negotiations with the lender to refinance the indebtedness and anticipate being able to consummate a long-term refinancing . In the absence of same we will rely on the member’s support to satisfy the obligation.

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

Contractual Commitments

The following is a summary of our contractual obligations as of December 31, 2021:

Contractual Obligations	Total	2022	2023
Operating lease obligation (1)	$470,376	$374,219	$96,157
Interest payments on outstanding lease obligation (3)	13,948	13,240	708
Total	$484,324	$387,459	$96,865

Long term debt obligation (1)	$10,899,876	$10,899,876
Paycheck Protection Program Loan (2)	2,000,000	2,000,000
Interest payments on outstanding debt obligation (3)	86,089	86,089
Total	$12,985,965	$12,985,965
(1)	Amounts include principal payments only
(2)	We are applying for forgiveness for the Paycheck Protection Program Loan that was received on June 15, 2021.
(3)	Projected interest payments are based on the outstanding principal amounts and interest rates at December 31, 2021

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks arise from changes in interest rates, foreign currency exchange rates and other market changes that affect market sensitive instruments. The carrying value of variable rate debt financing reflected in our consolidated balance sheet at December 31,

2021, approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

We are obligated under a note payable with interest of the One Month LIBOR rate plus two and a quarter percent (2.25%) per annum adjusted monthly on the first day of each LIBOR interest period. The loan is collateralized by our real and personal property and guarantees of certain affiliates. As of December 31, 2021, this notes payable consisted of the following:

	Principal as of	Interest Rate as of	Principal as of	Interest Rate as of
Mortgage Loan	December 31, 2021	December 31, 2021	December 31, 2020	December 31, 2020	Maturity Date
Truist Bank (formerly known as Branch Banking and Trust Company (BB&T))	$10,899,876	2.4375%	$11,819,355	2.4375%	July 5, 2022
Less unamortized debt issuance costs	(18,172)		(87,244)
Total Notes Payable less unamortized issuance costs	$10,881,704		$11,732,111

We are also obligated under a Paycheck Protection Loan of $2,000,000 at December 31, 2021; however, we expect such loan to be forgiven by the Small Business Administration.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Supplementary Data starting on page 20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in our SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. At December 31, 2021, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at December 31, 2021, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2021, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered certified public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Land Development and Sale Contract

On April 13, 2021, the Company entered into an Agreement for the Sale and Purchase of Real Property with Toll Bros., Inc. for the sale and residential development of approximately 53 acres of land along the northern boundary of the property. The sale is contingent upon approval of a land use plan amendment and an amendment to the RPD master plan for Innisbrook from Pinellas County and other governmental agencies. The Company filed a plan amendment application with Pinellas County on December 15, 2021. The Company expects to obtain the necessary approvals in July 2022, subject to any appeals.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information about our executive officers:

Name	Age	Position
Prem Devadas	64	Manager
Dale Pelletier	62	CFO, Salamander Hospitality LLC

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the year ended December 31, 2021 to our executive officers.

				Other
		Salary and		Annual	All Other
Name and Principal Position		Commission	Bonus	Compensation	Compensation
Prem Devadas, Manager	2021	$—	$—	$—	$—
Dale Pelletier, Chief Financial Officer	2021	$—	$—	$—	$—
Prem Devadas, Manager (1)	2020	$—	$—	$—	$—
Dale Pelletier, Chief Financial Officer (1)	2020	$—	$—	$—	$—
(1)	Messrs. Devadas and Pelletier are not compensated directly by us for services as our executive officers; rather they receive compensation from an affiliate of our member, to whom we pay management fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are wholly owned by Salamander Farms, LLC which has sole voting and dispositive power over our interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

(a)	Transactions with Management and Others

None.

(b)	Certain Business Relationships

Under the Master Lease Agreement (the “Agreement” or “MLA”) with the Rental Pool participants, the Resort pays Participants a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, and occupancy fees and when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by our employees. In 2021 and 2020, amounts available to Partipcants under the Agreement approximated $2,725,000 and $1,451,000 respectively, of which approximately $596,000 and $265,000 was owed as of December 31,

2021 and 2020. The balances owed, along with the incentives discussed in the following paragraph, are reflected as a Rental Pool liability in our consolidated balance sheets. The amounts were paid in 2022 and 2021, respectively.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the customization of certain units that did not require a full renovation, and provided for an incentive payment plan (“Incentive”) to be paid to Participants. The Incentive provides for a quarterly payment to each Participant, beginning on January 1, 2019 and ending on December 31, 2023, so long as their units continue to participate in the Rental Pool. Incentive payments due as of December 31, 2021 and 2020 totaled $76,790 and $60,090, respectively.

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

Pursuant to the terms of the Agreement, the Rental Pool Lease Operation reimbursed us approximately $181,000 and $153,000 in 2021 and 2020, respectively for maintenance and housekeeping labor, use of the telephone lines, and other supplies.

All three condominiums that we own participated in the Rental Pool under the Agreement in the same manner as all other Rental Pool participants in 2021.

At December 31, 2021 and 2020 we were owed $110,304 and $132,075 from Innisbrook Condominium Association, a third party collectively owned by the condominium owners at Innisbrook.

We incurred management fees to Salamander Hospitality, LLC, an entity related to us by virtue of common ownership, of approximately $1,020,000 and $662,000 in 2021 and 2020, respectively.

At December 31, 2021 and 2020, we had net amounts due to affiliates of approximately $494,000 and $1,780,000, respectively.

(c)Indebtedness of Management

None.

(d)Transactions with Promoters

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were incurred from Cherry Bekaert LLP, the independent registered public accounting firm, for services provided in the years ended December 31, 2021 and 2020.

Audit Fees were $90,000 and $75,000 for the years ended December 31, 2021 and 2020, respectively, for professional services rendered for the audits of our annual consolidated financial statements and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

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

To the Sole Member and Manager

Salamander Innisbrook, LLC

Palm Harbor, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Salamander Innisbrook, LLC (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and changes in member’s equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

Description of Matter

As described further in Note 2 to the consolidated financial statements, the Company’s debt obligation matures in April 2022 which requires principal payments of approximately $10,900,000 in 2022. Currently management’s forecasts and related assumptions illustrate their ability to sufficiently fund operations for at least one year from the financial statement issuance date. Additionally, the Company expects to refinance the debt with their current lender and will rely on the member’s support, if needed, to satisfy debt obligation (if necessary).

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

How We Addressed the Matter in Our Audit

Our audit procedures included the following:

●	Obtained communication from lender to support the Company’s expectation of a possible debt refinance prior to the debt’s maturity in July 2022.

●	Verified management’s understanding that the guarantor of the Company’s debt is wholly owned by one individual, and we have assessed they have the ability and intent to act on the guarantee if a refinance does not occur.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2021.

Tampa, Florida

April 15, 2022

SALAMANDER INNISBROOK, LLC

CONSOLIDATED BALANCE SHEETS

As of December 31, 2021 and 2020

	2021	2020

Assets
Current assets:
Cash	$3,226,557	$2,010,377
Accounts receivable, net	1,884,406	1,050,078
Inventories and supplies	881,465	858,378
Due from affiliates	17,853	—
Prepaid expenses and other current assets	1,085,902	1,050,693
Total current assets	7,096,183	4,969,526

Property, buildings and equipment, net	32,424,075	33,317,687
Operating lease right-of-use assets	470,487	828,479
Intangibles	4,330,001	4,330,001
Deferred contract costs, net	1,849,186	2,616,766
Restricted cash	2,041,193	2,031,044
Deposits and other assets	476,265	295,100
Total assets	$48,687,390	$48,388,603

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$1,306,082	$1,947,591
Accrued liabilities	1,914,157	1,313,924
Rental Pool liability	673,366	325,081
Current portion deferred revenues	4,416,272	3,592,590
Due to affiliates	511,784	1,767,024
Current portion - operating leases	374,219	358,103
Current portion - note payable, net of unamortized deferred financing costs at December 31, 2021	10,881,704	919,479
Total current liabilities	20,077,584	10,223,792

Deferred revenues, net of current portion	1,390,155	1,086,508
Operating leases, net of current portion	96,268	470,376
Paycheck Protection Program Loan	2,000,000	3,394,500
Note payable, net of current portion and unamortized deferred financing costs at December 31,2020	—	10,812,632

Total liabilities	23,564,007	25,987,808

Member’s equity	25,123,383	22,400,795
Total liabilities and member’s equity	$48,687,390	$48,388,603

See notes to consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

For the Years Ended December 31, 2021 and 2020

	2021	2020

Revenues:
Room revenues	$6,967,712	$3,760,898
Other revenues	27,641,314	18,609,427
Total revenues	34,609,026	22,370,325

Costs and expenses:
Operating costs and expenses	17,365,673	9,768,855
General and administrative	14,974,490	13,343,514
Depreciation and amortization expense	2,592,004	2,506,621
Total costs and expenses	34,932,167	25,618,990

Operating loss	(323,141)	(3,248,665)

Gain on forgiveness of Paycheck Protection Program loan	3,394,500	—
Interest expense	(348,771)	(437,667)

Net income (loss)	2,722,588	(3,686,332)

Member's equity, beginning of year	22,400,795	23,991,523
Member contributions	—	2,095,604
Member’s equity, end of year	$25,123,383	$22,400,795

See notes to consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021 and 2020

	2021	2020

Cash flows from operating activities:
Net income (loss)	$2,722,588	$(3,686,332)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on forgiveness of Paycheck Protection Program loan	(3,394,500)	—
Provision for bad debts	28,810	28,860
Depreciation and amortization	2,592,004	2,506,621
Amortization of deferred financing costs	69,074	69,074
Amortization of lease right-of-use assets	357,992	342,682
Changes in operating assets and liabilities:
Accounts receivable	(863,138)	370,360
Inventories and supplies	(23,089)	(15,683)
Prepaid expenses and other current assets	(35,209)	(181,098)
Accounts payable	(641,509)	(1,457,606)
Accrued liabilities and Rental Pool liability	948,518	(1,386,362)
Deferred revenues	1,127,329	329,571
Deposits and other assets	(181,165)	8,344
Due to/from affiliates, net	(1,273,092)	59,092
Operating lease liabilities	(357,992)	(342,682)
Net cash provided by (used in) operating activities	1,076,621	(3,355,159)

Cash flows from investing activities:
Deferred contract costs	(159,691)	(883,169)
Purchases of property and equipment	(771,121)	(318,381)
Cash used in investing activities	(930,812)	(1,201,550)

Cash flows from financing activities:
Repayments of other note payable	(919,481)	(673,521)
Proceeds from Paycheck Protection Program Loans	2,000,000	3,394,500
Member contributions	—	2,095,604
Net cash provided by financing activities	1,080,519	4,816,583

Net change in cash and restricted cash	1,226,328	259,874

Cash and restricted cash, beginning of year	4,041,422	3,781,547
Cash and restricted cash, end of year	$5,267,750	$4,041,422

Supplemental disclosure of cash flow information:
Cash paid for interest	$328,481	$365,227

See notes to consolidated financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

1. Nature of Business

Salamander Innisbrook, LLC (the “Company”), own and operates the Innisbrook Resort and Golf Club (the “Resort”). The Company is owned by a sole member who does not have any personal liability for any of the Company’s obligations except as expressly provided by law and/or contractual obligation. The Company owns three condominiums under Salamander Innisbrook Condominiums, LLC.

The Company controls and operates the Rental Pool Lease Operation (the “Rental Pool”), a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 246 units or 294 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), quarterly distributions of a percentage of room revenues are required to be made to the condominium owners participating in the Rental Pool. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

2. Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts and balances of the Company and its wholly owned subsidiaries, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC (hereinafter collectively referred to as “we”, “us”, or “our”). All significant intercompany balances and transactions have been eliminated in consolidation.

Statements of Cash Flows - For purposes of the statements of cash flows, we consider all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows” which requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result, changes in restricted cash are required to be classified as either operating activities, investing activities, or financing activities depending on the nature of the activities that gave rise to the restrictions. Restricted cash consists primarily of funds held in a reserve account as required under a note payable agreement executed March 28, 2017 with Truist Bank (formerly known as Branch Banking and Trust Company (“BB&T”)) (Note 10).

The following tables provide additional detail, by consolidated financial statement line item, of the ASU 2016-18 impacts in the accompanying statements of cash flows for the years ended December 31, 2021 and 2020.

	2021	2020
Cash	$3,226,557	$2,010,377
Restricted cash	2,041,193	2,031,044
Total cash and restricted cash, shown in statements of cash flows	$5,267,750	$4,041,421

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

We review accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be doubtful of collection is included in the allowance for doubtful accounts. The balances in the allowance for doubtful accounts were $31,314 and $32,772 as of December 31, 2021 and 2020, respectively. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

In addition, gift card purchases and advanced event deposits are collected and deferred and recognized as income as the service is performed at a future date. Deferred revenue includes unrecognized initiation fee liabilities, unearned member dues, gift card liability and advanced events deposits. Deferred revenue was as follows as of December 31:

	2021	2020
Current portion of deferred revenues	$4,416,271	$3,592,589
Deferred revenues, net of current portion	1,390,155	1,086,508
	$5,806,426	$4,679,097

Practical Expedients and Exemption - There are several practical expedients and exemptions allowed under ASC 606 that impact timing of revenue recognition and our disclosures. In our adoption and application of ASC 606, we elected to treat similar contracts (primarily initiation fee contracts) as part of a portfolio of contracts, primarily initiation fee contracts. The contracts have the same provisions and we believe our revenues would not be materially different if we had chosen to treat each contract separately.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying consolidated financial statements include our beliefs that all of our long-lived assets, are recoverable, that our estimates of the average lives of memberships from which we base our revenue recognition are reasonable and that no significant loss will result from the resolution of the litigation discussed in Note 5. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the periods they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Concentrations of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. Cash consists of bank deposits which may, at times, exceed federally insured limits. No losses have been experienced in such accounts.

We used the following methods and assumptions in estimating the fair values of our financial instruments:

●	Accounts receivable and accounts payable: Due to their short-term nature, the carrying amounts reported on the accompanying consolidated balance sheets for these accounts approximate their fair values.
●	Deferred revenues: The carrying amounts of these accounts approximate their fair values because they approximate their net present values considering relevant risk factors.

●	Debt: The carrying values of variable rate debt financing reflected in the balance sheets at December 31, 2021 and 2020 approximates their fair values as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

Liquidity – Our consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We suffered a significant net loss in 2020 primarily as a result of the COVID- 19 pandemic which forced us to temporarily close the Resort in 2020 and resulted in numerous cancellations. While this pandemic remains a rapidly evolving situation, our results of operations and financial position have improved considerably in 2021 as various restrictions resulting from the pandemic have been relaxed, and we are hopeful that such trend will continue throughout the remainder of 2022 and beyond. However, the extent of the impact of COVID‐19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate, government actions and programs, and the related impact on consumer confidence and spending, all of which are highly uncertain.

Irrespective of the above, we believe that our cash on hand and additional cash generated from operations will be adequate to meet our operating and capital obligations for the next twelve months, and that if any short-term cash needs are necessary that our member will continue to provide capital to fund some needs.

We also have a debt obligation that requires a balloon payment of approximately $10,746,000 in July 2022. On April 4, 2022, the loan maturity date was extended to July 5, 2022. We are currently in negotiations with the lender to refinance the indebtedness and anticipate being able to consummate a long-term refinancing. Accordingly, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Average Lives
Category	(in Years)
Buildings	40
Land improvements	20
Machinery and equipment	3 to 7
Assets recorded under finance leases	3 to 4

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

Impairment of Long-Lived Assets - We regularly review long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. Any impairment loss would be calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques, giving consideration to recent operating performance and pricing trends. There were no impairment losses for the years ended December 31, 2021 and 2020.

Intangibles - Our indefinite life intangibles consist of our trade name valued at $2,300,000 and a water contract valued at $2,030,001. We evaluate intangible assets for impairment annually (or earlier if a significant event occurs that may indicate that the assets may not be recoverable). Factors we consider important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the use of the acquired assets or the strategy for our overall business; and (3) significant negative industry or economic trends. During the years ending

December 31, 2021 and 2020, we completed our annual intangible impairment assessment, and determined that no impairment of intangible assets existed at either of such dates.

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

Advertising - Advertising costs, which are expensed as incurred, were $522,665 and $452,640 for the years ended December 31, 2021 and 2020, respectively.

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

Under FASB ASC 740-10, we are required to evaluate each of our tax positions to determine if they are more likely than not to be sustained if the taxing authority examines the respective position. A tax position includes an entity’s tax status as a pass-through entity, and the decision not to file a tax return. We have evaluated each of our tax positions and have determined that no provision or liability for income taxes is necessary.

We evaluate the validity of our conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under examination. Our member files income tax returns in the U.S. federal jurisdiction and the State of Virginia. At December 31, 2021, we do not believe that any uncertain tax positions exist.

3. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of December 31, 2021 and 2020:

	2021	2020

Land and land improvements	$21,468,424	$21,364,598
Buildings	28,161,755	28,081,650
Furniture, fixtures and equipment	11,004,343	12,775,180
Construction in progress	362,388	73,758
	60,996,910	62,295,186
Less accumulated depreciation and amortization	(28,572,835)	(28,977,499)
	$32,424,075	$33,317,687

Depreciation and amortization expense was $1,664,733 and $1,712,020 for the years ended December 31, 2021 and 2020, respectively. Amortization expense and related accumulated amortization for assets previously held under finance leases (see Note 4) was $18,791 and $2,056,544, respectively, as of and for the year ended December 31, 2021 and $53,099 and $2,037,753 as of and for the year ended December 31, 2020, respectively.

4. Leases

Operating Leases

On December 20, 2018, we entered into a master lease agreement with DLL Finance, LCC for under which we have three leases of golf carts and utility vehicles. Total payments under the leases of $32,300 commenced in April 2019, and continue for a period of 48 months.

As of December 31, 2021, the remaining lease terms in years approximated 1.25 and the discount rate was 4.41%. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease terms. Future minimum lease payments under operating leases for the years ended December 31 are as follows:

Years Ending December 31,
2022	$387,459
2023	96,864
Total future minimum lease payments	484,323

Less imputed interest	(13,836)

Total present value of future minimum lease payments	$470,487

Operating lease expense approximated $387,000 for each of the years ended December 31, 2021 and 2020, respectively.

5. Contingency

We are currently involved in certain litigation arising from an Agri-credit construction contract we entered (as agent for and on behalf of the Rental Pool participants) with AMH Construction, Inc. (“AMH”) in the amount of $3,420,670. The renovation was performed as a “Turn-Key” project with each Participating Owner paying their respective share of the total costs. We, and the Lessors' Advisory Committee of the Rental Pool (“LAC”), jointly supervised the renovation. On January 23, 2019, we terminated the contract with AMH for breach of contract, including AMH's failure to complete the renovation work in accordance with the contract schedule. On April 18, 2019, we served a demand letter to AMH asserting damages of $4,423,070 for the additional costs incurred by the Participating Owners and return of deposits made for work that was not performed. On August 30, 2019, we filed a lawsuit in Pinellas County, Florida against AMH seeking damages for breach of contract in the amount of $4,423,070 plus attorney fees and other costs of approximately $364,400 in 2019. On October 31, 2019, AMH filed a response to our suit including a counterclaim in the amount of $890,751. AMH alleges in its counterclaim that it was not compensated for work performed. In March 2020, Pinellas County suspended all hearings until further notice due to the COVID-19 pandemic. Depositions are currently being conducted and we anticipate the case will go to mediation no later than the end of May 2022. Since it is not possible to predict the outcome of this litigation no effect has been given to any gain or loss that may result from its resolution in our consolidated financial statements.

6. Retirement Plan

We sponsor a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. We match one half of the first 6% of the contributions of each employee. We made matching contributions of approximately $229,000 and $133,000 for the years ended December 31, 2021 and 2020, respectively.

7. Rental Pool Operations

In December 2013, we entered a Master Lease Agreement (“Agreement”) with the Rental Pool’s Lessors Advisory Committee (“LAC”). The Agreement commenced on January 1, 2014 for a period of ten years, replacing all lease agreements previously in existence. Under the Agreement, the Resort pays the Participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. The Participants are also entitled to 35 nights in-season and complimentary gift certificates for golf and food & beverage. Their guests will be entitled to the same privileges as the Participants when occupying the participant’s units. In 2021 and 2020, amounts available to Participants under the Agreement approximated $2,725,000 and $1,451,000 respectively , of which approximately $596,600 and $264,900 were owed as of December 31, 2021 and 2020. The balances owed, along with the incentives discussed in the following paragraph are reflected as a Rental Pool liability in our consolidated balance sheets. These amounts were paid in 2022 and 2021, respectively.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the customization of certain units that did not require a full renovation, and provided for an incentive payment plan (“Incentive”) to be paid by us to the Participants. The Incentive provides for a quarterly payment to each participant, beginning on January 1, 2019 and ending on December 31, 2023, so long as the unit continues to participate in the Rental Pool. Incentive payments due as of December 31, 2021 and 2020 totaled $76,790 and $60,090, respectively, and are included in the Rental Pool liability in the accompanying consolidated balance sheets. The amounts were paid in 2022 and 2021, respectively.

On July 2, 2019, the Third Addendum to the MLA became effective. The addendum provided with two options for funding of the cost overruns created by the default of AMH. The first option provided that we would fund the cost overruns in exchange for the Participating Owner’s dedication of their unit to the Rental Pool as evidenced by a Memorandum of Lease recorded against the title of such participant’s unit in the land records of Pinellas County. The second option provided an additional incentive payment equal to the cost overrun amount in the form of quarterly payments, adjusted annually, resulting in a reimbursement of 10% of the total amount in 2019, 15% in 2020, 20% in 2021, 25% in 2022, and the remainder in 2023. Participants choosing option 1 represented 192 units (233 doors) and Participants choosing option 2 represented 13 units (15 doors). For option 1, we paid Participants $3,146,363 in 2019, which amount is being amortized over the five-year term of the participants’ lease dedication beginning January 1, 2019 and ending on December 31, 2023. Amortization expense of this asset (the net amounts are reflected as Deferred Contract Costs in the accompanying consolidated balance sheets) in 2021 and 2020 approximated $927,300 and $794,600, respectively, and are included in depreciation and amortization expense.

Below is a table outlining future amortization of deferred contract costs for the years ending December 31,

2022	$924,593
2023	924,593
Total deferred construction costs	$1,849,186

8. Other Related Party Transactions

We incurred management fees to Salamander Hospitality, LLC, an entity related to us by virtue of common ownership, of $1,019,921 and $661,708 in 2021 and 2020, respectively. These fees are included in general and administrative expenses in the accompanying consolidated statements of operations.

At December 31, 2021 and 2020, we owed our affiliates approximately $494,000 and $1,780,000, respectively. The differences between these amounts and the balances of the due to affiliates in our consolidated balance sheets arise from various affiliate receivables; none of which are significant. The affiliate receivables and payables are unsecured, non-interest bearing and are due on demand.

Pursuant to terms of the Agreement, the Innisbrook Rental Pool Lease Operation reimbursed us approximately $181,000 and $153,000 in 2021 and 2020, respectively, for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are reflected as reductions of general and administrative expenses in the accompanying consolidated statements of operations.

At December 31, 2021 and 2020 we were owed $110,304 and $132,075 respectively, from Innisbrook Condominium Association, a third party collectively owned by the condominium owners at Innisbrook.

All three of the condominiums that we own participated in the Rental Pool under the Agreement in 2021 and 2020, in the same manner as all other Rental Pool participants.

9. Paycheck Protection Program Loans

In April 2020, we received a Paycheck Protection Program loan ("PPP loan") of $3,394,500. At December 31, 2020, the loan had an interest rate of 1% and a term of 5 years, however, under the program, the loan, and related accrued interest, was eligible to be forgiven by the Small Business Administration (“SBA”) for costs we incurred for payroll, rent, utilities, and other allowable expenses in 2020. In June 2021, we received notice that the entire PPP loan had been forgiven by the SBA. As such, we recognized a gain on the forgiveness of debt in the amount of the indebtedness in our 2021 consolidated statement of operations.

In June 2021, we received a second PPP loan of $2,000,000 that has an interest rate of 1% and a term of 5 years. The loan and related accrued interest, are eligible to be forgiven by the SBA assuming the proceeds are used for eligible costs (i.e. payroll, rent, utilities, and other allowable expenses). In 2021, we used the full amount received from the PPP loan for eligible expenses and expect to apply for forgiveness of such debt by the SBA in 2022.

10. Note Payable

On March 28, 2017, we obtained a loan in the amount of fifteen million dollars ($15,000,000) from Truist Bank (formerly known as Branch Banking and Trust Company (“BB&T”)). The loan, which has a balance of $10,899,876 (before consideration of unamortized deferred financing costs) at December 31, 2021, is being repaid over a five-year period in monthly installments of principal plus interest based on a 15-year amortization schedule commencing on May 5, 2017, with the remaining unpaid balance due in full on April 5, 2022. On April 4, 2022, the loan maturity date was extended to July 5, 2022. Interest on this loan is being charged at the One Month LIBOR Rate plus two and one quarter percent 2.25% per annum adjusted monthly on the first day of each LIBOR interest period (2.44% as of December 31, 2021). The loan is collateralized by our real and personal property, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates.

On April 4, 2022, the loan maturity date was extended to July 5, 2022, and the rate of interest was modified to the adjusted term SOFR rate plus 2.30% per annum adjusted monthly.

We are currently in negotiations with the lender to refinance the loan and anticipate being able to consummate a long-term refinancing.

11. Unaudited 2021 Quarterly Financial Information

The following tables show the unaudited quarterly financial information for the Company.

	March 31, 2021	June 30, 2021	September 30, 2021
Assets	(unaudited)	(unaudited)	(unaudited)
Current assets:
Cash	$3,066,785	$4,991,897	$2,953,064
Accounts receivable, net	1,534,032	1,388,712	1,042,444
Inventories and supplies	861,977	790,528	712,743
Due from affiliates	—	—	23,919
Prepaid expenses and other current assets	922,418	588,591	1,069,685
Total current assets	6,385,212	7,759,728	5,801,855

Property, buildings and equipment, net	33,006,319	32,661,296	32,418,705
Operating lease right-of-use assets	740,426	651,398	561,495
Intangibles	4,330,001	4,330,001	4,330,001
Deferred contract costs, net	2,551,037	2,315,814	2,094,158
Restricted cash	2,042,079	2,041,899	2,041,159
Deposits and other assets	296,207	316,060	403,832
Total assets	$49,351,281	$50,076,196	$47,651,205

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$1,222,286	$1,031,076	$1,027,157
Accrued liabilities	2,158,868	1,543,019	1,462,612
Rental Pool liability	723,471	779,185	551,140
Current portion deferred revenues	3,388,371	3,680,889	3,896,516
Due to affiliates	1,703,828	1,253,621	859,674
Current portion - operating leases	270,050	366,072	370,123
Current portion - note payable, net of unamortized deferred financing costs	11,520,642	11,308,948	11,096,191
Total current liabilities	20,987,516	19,962,810	19,263,413

Deferred revenues, net of current portion	1,167,675	1,284,399	1,295,136
Operating leases, net of current portion	470,376	285,326	191,372
Paycheck Protection Program Loan	3,394,500	2,000,000	2,000,000

Total liabilities	26,020,067	23,532,535	22,749,921

Member’s equity	23,331,214	26,543,661	24,901,284
Total liabilities and member’s equity	$49,351,281	$50,076,196	$47,651,205

	Three months	Three months	Six Months	Three months
	ended	ended	ended June 30,	ended	Nine Months ended
	March 31, 2021	June 30, 2021	2021	September 30, 2021	September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Room revenues	$1,853,088	$2,004,167	$3,857,255	$1,393,024	$5,250,279
Other revenues	7,444,815	6,728,293	14,173,108	4,958,649	19,131,757
Total revenues	9,297,903	8,732,460	18,030,363	6,351,673	24,382,036

Costs and expenses:
Operating costs and expenses	4,016,136	4,486,846	8,502,982	3,836,968	12,339,950
General and administrative	3,602,672	3,690,422	7,293,094	3,424,279	10,717,373
Depreciation and amortization expense	658,582	647,826	1,306,408	645,073	1,951,483
Total costs and expenses	8,277,390	8,825,094	17,102,484	7,906,320	25,008,804

Operating income (loss)	1,020,513	(92,634)	927,879	(1,554,647)	(626,768)

Gain on forgiveness of Paycheck Protection Program loan	—	3,394,500	3,394,500	—	3,394,500
Interest expense	(90,095)	(89,420)	(179,515)	(87,731)	(267,246)

Net income (loss)	$930,418	$3,212,446	$4,142,864	$(1,642,378)	$2,500,486

12. Land Development and Sale Contract

On April 13, 2021, the Company entered into an Agreement for the Sale and Purchase of Real Property with Toll Bros., Inc. for the sale and residential development of approximately 53 acres of land along the northern boundary of the property. The sale is contingent upon approval of a land use plan amendment and an amendment to the RPD master plan for Innisbrook from Pinellas County and other governmental agencies. The Company filed a plan amendment application with Pinellas County on December 15, 2021. The Company expects to obtain the necessary approvals in July 2022, subject to any appeals.

13. Subsequent Events

Note Payable Extension - See Note 10.

SUPPLEMENTAL SCHEDULES OF RENTAL POOL LEASE OPERATION

HISTORICAL SUMMARY

The following financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the years ended December 31, 2021 and 2020.

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

Palm Harbor, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of the Distribution Fund and the Maintenance Fund of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2021 and 2020, and the related statements of operations and changes in participants’ fund balances of the Distribution Fund and statements of changes in participants’ fund balances of the Maintenance Escrow Fund for years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Rental Pool as of December 31, 2021 and 2020, and the results of its operations and changes in participants’ fund balances for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

April 15, 2022

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS - DISTRIBUTION FUND

December 31, 2021 and 2020

	2021	2020
ASSETS

RECEIVABLE FROM SALAMANDER INNSIBROOK, LLC FOR DISTRIBUTION	$673,222	$325,073
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	8	8
	$673,230	$325,081

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$673,230	$325,081
	$673,230	$325,081

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS - MAINTENANCE ESCROW FUND

December 31, 2021 and 2020

	2021	2020

ASSETS

CASH	$290,511	$292,071
INVESTMENTS	—	—
INTEREST RECEIVABLE	—	—
	$290,511	$292,071

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

ACCOUNTS PAYABLE	$26,730	$—
INTEREST PAYABLE TO DISTRIBUTION FUND	—	8
TOTAL LIABILITIES	26,730	8

CARPET CARE RESERVE	18,644	11,830
PARTICIPANTS’ FUND BALANCES	245,137	280,233
	$290,511	$292,071

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS - DISTRIBUTION FUND

For the Years Ended December 31, 2021 and 2020

	2021	2020

GROSS REVENUES	$6,860,215	$3,691,134

DEDUCTIONS:
Agents’ commissions	290,188	193,818
Credit card fees	193,980	104,187
Audit fees	90,000	89,004
Linen replacements	54,922	49,583
Rental pool complimentary fees	17,932	12,956
	647,022	449,548

ADJUSTED GROSS REVENUES	6,213,193	3,241,586

AMOUNT RETAINED BY LESSEE	(3,726,470)	(1,944,952)

GROSS INCOME DISTRIBUTION	2,486,723	1,296,634

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(5,702)	(7,370)
Miscellaneous pool adjustments	(136)	(651)
Corporate complimentary occupancy fees	8,089	2,180
Occupancy fees	(684,643)	(412,903)
Office Supplies	(1,454)	—
Advisory Committee expenses	(95,434)	(90,996)

NET INCOME DISTRIBUTION	1,707,443	786,894

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	684,643	412,903
Hospitality suite fees	3,293	542
Associate room fees	17,220	9,730
Incentives	311,990	241,260

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$2,724,589	$1,451,329

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES - DISTRIBUTION FUND

For the Years Ended December 31, 2021 and 2020

	2021	2020

BALANCE, beginning of year	$—	$—

ADDITIONS:
Amounts available for distribution	2,724,589	1,451,329
Interest received or receivable from Maintenance Escrow Fund	31	441
REDUCTIONS:
Amounts accrued or paid to participants	(2,724,620)	(1,451,770)
BALANCE, end of year	$—	$—

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES - MAINTENANCE ESCROW FUND

For the Years Ended December 31, 2021 and 2020

	2021	2020

BALANCE, beginning of year	$280,233	$318,991

ADDITIONS:
Charges to participants to establish or restore escrow balances	277,187	241,308
Member accounts & miscellaneous	105	4,998
REDUCTIONS:
Carpet Carpet Care Reserve	(5,545)	(12,335)
Maintenance charges	(281,164)	(261,904)
Member accounts & miscellaneous	—	—
Change in Carpet Care Reserve	(6,814)	—
Refunds to participants as prescribed by the master lease agreements	(18,865)	(10,825)
BALANCE, end of year	$245,137	$280,233

See notes to financial statements

INNISBROOK RENTAL POOL LEASE OPERATION

SUPPLEMENTAL NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

Rental Pool Agreements - The Rental Pool operates under the provisions of a Master Lease Agreement (the “MLA” or “Agreement”) approved by Company management and the Lessors Advisory Committee (“LAC”). The Agreement commenced on January 1, 2014 for a period of ten years, replacing all lease agreements previously in existence.Under the Agreement, the Resort pays the Participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million,and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees or when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees. Under the terms of the Agreement, each owner may elect to participate in the Rental Pool for the following year by signing and executing an Annual Lease Agreement (the “ALA”). In 2021 and 2020, amounts available to Participants under the Agreement approximated $2,725,000 and $1,451,000 respectively, of which approximately $596,600 and $264,900 were owed by the Company as of December 31, 2021 and 2020. The balances owed, along with the incentives discussed in the following paragraph, were paid by the Company in 2022 and 2021, respectively.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the Customization of certain units that did not require a full renovation, and provided for an Incentive to be paid by the Company to the participants. The Incentive provides for a quarterly payment to each participant, beginning on January 1, 2019 and ending on December 31, 2023, so long as the unit continues to participate in the Rental Pool. Incentive payments due as of December 31, 2021 and 2020, totaled $76,790 and $60,090, respectively.

On June 13, 2019, the Third Addendum to the Master Lease Agreement became effective. The addendum provided with two options for funding of the cost overruns created by the default of the AMH contractor. The first option provided for the Company to fund the cost overruns in exchange for the participant's dedication of the unit to the Rental Pool as evidenced by a Memorandum of Lease recorded against the title of such participant's unit in the land records of Pinellas County. The second option provided an additional incentive equal to the cost overrun amount in the form of quarterly payments, adjusted annually, resulting in a reimbursement of 10% of the total amount in 2019, 15% in 2020, 20% in 2021, 25% in 2022, and the remainder in 2023. The additional incentive is included in Incentive's adjustment to net income distribution on the statement of operations for the distribution fund.

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

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. Beginning in 2011, by mutual agreement between the LAC and the Resort, until it is determined that the fund requires replenishment, both the occupancy fee (Paragraph 7.3 of the MLA) and the carpet care reserve (Paragraph 1.6 of the MLA) deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreement for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the occupancy fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $5,500 and $17,000 for the years ended December 31, 2021 and 2020, respectively.

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

Accounts Receivable - Receivables are presented net of any allowances for uncollectible amounts. All receivable balances reflected in the accompanying financial statements as of December 31, 2021 and 2020, were collected in 2022 and 2021, respectively. As such, an allowance for doubtful accounts was not considered necessary as of December 31, 2021 or 2020.

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

The Rental Pool and trustees of the Trust have evaluated their tax positions and have determined that no provision or liability for income taxes is necessary. Conclusions regarding uncertain tax positions are evaluated on an annual basis to determine if facts or circumstances have arisen that might cause a change in judgment regarding the likelihood of a tax position’s sustainability under examination. At December 31, 2021, the Innisbrook Rental Pool Trust believes that no uncertain tax positions exist.

NOTE 3 -   OTHER RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid the Company approximately $181,000 and $153,000 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, no amounts were owed to the Company for such items.

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

SALAMANDER INNISBROOK, LLC

Date : April 15, 2022	By:	/s/ Prem Devadas
Prem Devadas
Manager (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devadas	Manager (Chief Executive Officer)	April 15, 2022

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer	April 15, 2022
and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Loan Agreement Dated as March 28, 2017 among Salamander Innisbrook, LLC and Salamander Innisbrook Condominium, LLC and Branch Banking and Trust Co.
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.

Interactive data files formatted in XBRL (eXensible Business Reporting Language): (i) the Balance Sheets, (ii)the Statement of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document