Form 10-Q
period 2022-03-31
Salamander Innisbrook, LLC
filed 2022-06-08
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER: 333-147447

SALAMANDER INNISBROOK, LLC

State of Organization: Florida	IRS Employer Identification No.26-0442888

36750 US Highway 19 North, Palm Harbor, FL 34684

Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

251 Condominium Rental Pool Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ◻   NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ◻      NO ⌧

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
	Smaller reporting company ☑	Emerging growth company ◻

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ◻      NO ☑

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of June 8, 2022. Issuer has no common stock subject to this report.

SALAMANDER INNISBROOK, LLC

QUARTERLY REPORT ON FORM 10-Q

AS OF MARCH 31, 2022

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

PART I

ITEM 1. Condensed Consolidated Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$5,887,718	$3,226,557
Accounts receivable, net	2,743,383	1,884,406
Inventories and supplies	965,641	881,465
Due from affiliates	20,645	17,853
Prepaid expenses and other current assets	1,029,271	1,085,902
Total current assets	10,646,658	7,096,183

Property, buildings and equipment, net	32,236,013	32,424,075
Operating lease right-of-use assets	379,144	470,487
Intangibles	4,330,001	4,330,001
Deferred contract costs, net	1,623,142	1,849,186
Restricted cash	2,041,226	2,041,193
Deposits and other assets	546,611	476,265
Total assets	$51,802,795	$48,687,390

Liabilities and Member’s Equity

Current liabilities:
Accounts payable	$1,294,414	$1,306,082
Accrued liabilities	1,588,238	1,914,157
Rental Pool liability	1,302,683	673,366
Current portion deferred revenues	4,442,551	4,416,272
Due to affiliates	723,045	511,784
Current portion - operating leases	379,144	374,219
Current portion - note payable, net of unamortized
deferred financing costs	10,667,258	10,881,704
Total current liabilities	20,397,333	20,077,584

Deferred revenues, net of current portion	1,407,169	1,390,155
Operating leases, net of current portion	—	96,268
Paycheck Protection Program Loan	2,000,000	2,000,000

Total liabilities	23,804,502	23,564,007

Member’s equity	27,998,293	25,123,383
Total liabilities and member’s equity	$51,802,795	$48,687,390

See notes to condensed consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended March 31,
	2022	2021
Revenues:
Room revenues	$3,459,770	$1,853,088
Other revenues	11,418,717	7,444,815
Total revenues	14,878,487	9,297,903

Costs and expenses:
Operating costs and expenses	4,921,626	4,016,136
General and administrative	6,353,378	3,602,672
Depreciation and amortization expense	644,902	658,582
Total costs and expenses	11,919,906	8,277,390

Operating income	2,958,581	1,020,513

Interest expense	(83,671)	(90,095)

Net income	2,874,910	930,418

Member’s equity, beginning of period	25,123,383	22,400,795
Member’s equity, end of period	$27,998,293	$23,331,213

See notes to condensed consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$2,874,910	$930,418
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for bad debts	3,400	7,210
Depreciation and amortization	644,902	658,582
Amortization of deferred financing costs	17,268	16,817
Amortization of lease right-of-use assets	91,343	88,053
Changes in operating assets and liabilities:
Accounts receivable	(862,377)	(491,164)
Inventories and supplies	(84,176)	(3,599)
Prepaid expenses and other current assets	56,631	128,275
Accounts payable	(11,668)	(725,305)
Accrued liabilities and Rental Pool liability	303,398	1,243,334
Deferred revenues	43,293	(123,052)
Deposits and other assets	(70,346)	(1,107)
Due to/from affiliates, net	208,469	(63,195)
Operating lease liabilities	(91,343)	(88,053)
Net cash provided by operating activities	3,123,704	1,577,214

Cash flows from investing activities:
Cash paid for deferred contract costs	(4,689)	(113,257)
Purchases of property and equipment	(226,107)	(168,228)
Net cash used in investing activities	(230,796)	(281,485)

Cash flows from financing activities:
Repayments of note payable	(231,714)	(228,286)
Net cash used in financing activities	(231,714)	(228,286)

Net change in cash and restricted cash	2,661,194	1,067,443

Cash and restricted cash, beginning of period	5,267,750	4,041,422
Cash and restricted cash, end of period	$7,928,944	$5,108,865

Supplemental disclosure of cash flow information:
Cash paid for interest	$82,768	$19,659

See notes to condensed consolidated financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company controls and operates the Rental Pool Lease Operation (the “Rental Pool”), a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 251 units or 297 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), quarterly distributions of a percentage of room revenues are required to be made to the condominium owners participating in the Rental Pool. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

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

Restricted Cash - Restricted cash consists primarily of funds held in a reserve account as required under a note payable agreement executed March 28, 2017 with Truist Bank (formerly known as Branch Banking and Trust Company (“BB&T”)) (Note 10).

The following tables provide additional detail, by consolidated financial statement line item, of the composition of cash and restricted cash in the accompanying statements of cash flows for the quarters ended March 31, 2022 and 2021:

	2022	2021
Cash	$5,887,718	$3,066,785
Restricted cash	2,041,226	2,042,079
	$7,928,944	$5,108,864

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

We review accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be doubtful of collection is included in the allowance for doubtful accounts. The balances in the allowance for doubtful accounts were $34,714 and $39,972 as of March 31, 2022 and December 31, 2021, respectively. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

In addition, gift card purchases and advanced event deposits are collected and deferred and recognized as income as the service is performed at a future date. Deferred revenue includes unrecognized initiation fee liabilities, unearned member dues, gift card liability and advanced events deposits. Deferred revenue was as follows as of:

	March 31,	December 31,
	2022	2021
Current portion of deferred revenues	$4,442,550	$4,416,271
Deferred revenues, net of current portion	1,407,169	1,390,155
	$5,849,719	$5,806,426

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

We used the following methods and assumptions in estimating the fair values of our financial instruments:

●	Accounts receivable and accounts payable: Due to their short-term nature, the carrying amounts reported on the accompanying consolidated balance sheets for these accounts approximate their fair values.
●	Deferred revenues: The carrying amounts of these accounts approximate their fair values because they approximate their net present values considering relevant risk factors.
●	Debt: The carrying values of variable rate debt financing reflected in the balance sheets at March 31, 2022 and December 31, 2021 approximates their fair values as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

Liquidity – Our consolidated financial statements are prepared in accordance with U.S. GAAP applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We suffered a significant net loss in 2020 primarily as a result of the COVID- 19 pandemic which forced us to temporarily close the Resort in 2020 and resulted in numerous cancellations. While this pandemic remains a rapidly evolving situation, our results of operations and financial position have improved considerably in the first quarter of 2022 and throughout 2021 as various restrictions resulting from the pandemic have been relaxed, and we are hopeful that such trend will continue throughout the remainder of 2022 and beyond. However, the extent of the impact of COVID‐19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate, government actions and programs, and the related impact on consumer confidence and spending, all of which are highly uncertain.

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

Impairment of Long-Lived Assets - We regularly review long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. Any impairment loss would be calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques, giving consideration to recent operating performance and pricing trends. There were no impairment losses during the quarters ended March 31, 2022 and 2021.

Intangibles - Our indefinite life intangibles consist of our trade name valued at $2,300,000 and a water contract valued at $2,030,001, respectively. We evaluate intangible assets for impairment annually (or earlier if a significant event occurs that may indicate that the assets may not be recoverable). Factors we consider important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the use of the acquired assets or the strategy for our overall business; and (3) significant negative industry or economic trends. There were no impairment losses during the quarters ended March 31, 2022 and 2021.

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

Advertising - Advertising costs, which are expensed as incurred, were $151,884 and $140,156 for the quarters ended March 31, 2022 and 2021, respectively.

Leases - Leases are classified as finance leases or operating leases dependent on whether the lease transfers substantially all of the benefits and risks of ownership of property. Assets and liabilities are recorded at amounts equal to the present value of the minimum lease payments at the beginning of the lease term. Interest expense relating to the lease liabilities is recorded to affect constant rates of interest over the terms of the leases. See Note 4 for additional information.

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

3. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Land and land improvements	$21,468,424	$21,468,424
Buildings	28,161,755	28,161,755
Furniture, fixtures and equipment	10,995,538	11,004,343
Construction in progress	588,495	362,388
	61,214,212	60,996,910
Less accumulated depreciation and amortization	(28,978,199)	(28,572,835)
	$32,236,013	$32,424,075

Depreciation and amortization expense was $414,169 and $479,596 for the quarters ended March 31, 2022 and 2021, respectively.

4. Leases

Operating Leases

On December 20, 2018, we entered into a master lease agreement with DLL Finance, LCC for under which we have three leases of golf carts and utility vehicles. Total monthly payments under the leases of $32,300 commenced in April 2019, and continue for a period of 48 months.

As of March 31, 2022, the remaining lease terms in years approximated one year and the discount rate was 4.41%. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease terms. Future minimum lease payments under operating leases for the remaining nine months ended December 31, 2022 and the year ended December 31, 2023 are as follows:

Years Ending December 31,
2022 (Remaining 9 months)	$290,594
2023	96,865
Total future minimum lease payments	387,459

Less imputed interest	(8,315)

Total present value of future minimum lease payments	$379,144

Operating lease expense approximated $96,750 for each of the quarters ended March 31, 2022 and 2021, respectively.

5. Contingency

We are currently involved in certain litigation arising from an Agri-credit construction contract we entered (as agent for and on behalf of the Rental Pool participants) with AMH Construction, Inc. (“AMH”) in the amount of $3,420,670. The renovation was performed as a “Turn-Key” project with each Participating Owner paying their respective share of the total costs. We, and the Lessors' Advisory

Committee of the Rental Pool (“LAC”), jointly supervised the renovation. On January 23, 2019, we terminated the contract with AMH for breach of contract, including AMH's failure to complete the renovation work in accordance with the contract schedule. On April 18, 2019, we served a demand letter to AMH asserting damages of $4,423,070 for the additional costs incurred by the Participating Owners and return of deposits made for work that was not performed. On August 30, 2019, we filed a lawsuit in Pinellas County, Florida against AMH seeking damages for breach of contract in the amount of $4,423,070 plus attorney fees and other costs of approximately $364,400 in 2019. On October 31, 2019, AMH filed a response to our suit including a counterclaim in the amount of $890,751. AMH alleges in its counterclaim that it was not compensated for work performed. In March 2020, Pinellas County suspended all hearings until further notice due to the COVID-19 pandemic. Depositions were conducted and the case was mediated on May 19, 2022. Subsequently, a settlement offer was accepted. Currently, we are working to agree upon and execute a confidential settlement agreement.

6. Retirement Plan

We sponsor a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. We match one half of the first 6% of the contributions of each employee. We made matching contributions of approximately $62,500 and $50,500 for the quarters ended March 31, 2022 and 2021, respectively.

7. Rental Pool Operations

In December 2013, we entered a Master Lease Agreement (“Agreement”) with the Rental Pool’s Lessors Advisory Committee (“LAC”). The Agreement commenced on January 1, 2014 for a period of ten years, replacing all lease agreements previously in existence. Under the Agreement, the Resort pays the Participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. The Participants are also entitled to 35 nights in-season and complimentary gift certificates for golf and food & beverage. Their guests will be entitled to the same privileges as the Participants when occupying the participant’s units. As of March 31, 2022 and 2021, amounts available to Participants under the Agreement approximated $1,594,500 and $1,279,200. The March 31, 2022 balance, along with the incentive discussed in the following paragraph is reflected as a Rental Pool liability in our March 31, 2022 consolidated balance sheet. The liabilities were paid in 2022 and 2021, respectively.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the customization of certain units that did not require a full renovation, and provided for an incentive payment plan (“Incentive”) to be paid by us to the Participants. The Incentive provides for a quarterly payment to each participant, beginning on January 1, 2019 and ending on December 31, 2023, so long as the unit continues to participate in the Rental Pool. Incentive payments due as of March 31, 2022 and 2021 totaled $95,501 and $78,784, respectively. The amounts were paid in 2022 and 2021, respectively.

On July 2, 2019, the Third Addendum to the MLA became effective. The addendum provided with two options for funding of the cost overruns created by the default of AMH. The first option provided that we would fund the cost overruns in exchange for the Participating Owner’s dedication of their unit to the Rental Pool as evidenced by a Memorandum of Lease recorded against the title of such participant’s unit in the land records of Pinellas County. The second option provided an additional incentive payment equal to the cost overrun amount in the form of quarterly payments, adjusted annually, resulting in a reimbursement of 10% of the total amount in 2019, 15% in 2020, 20% in 2021, 25% in 2022, and the remainder in 2023. Participants choosing option 1 represented 192 units (233 doors) and Participants choosing option 2 represented 13 units (15 doors). For option 1, we paid Participants $3,146,363 in 2019, which amount is being amortized over the five-year term of the participants’ lease dedication beginning January 1, 2019 and ending on December 31, 2023. Amortization expense of this asset (i.e. Deferred Contract Costs) during the quarters ended March 31, 2022 and 2021 approximated $230,700 and $231,900, respectively, and are included in depreciation and amortization expense.

Below is a table outlining future amortization of deferred contract costs for the nine months ended December 31, 2022 and the year ending December 31, 2023.

2022 (Remaining nine months)	$698,549
2023	924,593
Total deferred construction costs	$1,623,142

8. Other Related Party Transactions

We incurred management fees to Salamander Hospitality, LLC, an entity related to us by virtue of common ownership, of $437,956 and $275,798 during the quarters ended March 31, 2022 and 2021, respectively. These fees are included in general and administrative expenses in the accompanying consolidated statements of operations.

At March 31, 2022 and December 31, 2021, we owed our affiliates approximately $702,000 and $494,000, respectively. The differences between these amounts and the balances of the due to affiliates in our consolidated balance sheets arise from various affiliate receivables; none of which are significant. The affiliate receivables and payables are unsecured, non-interest bearing and are due on demand.

Pursuant to terms of the Agreement, the Innisbrook Rental Pool Lease Operation reimbursed us approximately $39,000 and $32,000 during the respective quarters ended March 31, 2022 and 2021, for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are reflected as reductions of general and administrative expenses in the accompanying consolidated statements of operations.

At March 31, 2022 and December 31, 2021, we were owed $71,400 and $110,304 respectively, from Innisbrook Condominium Association, a third party collectively owned by the condominium owners at Innisbrook.

All three of the condominiums that we own participated in the Rental Pool under the Agreement in 2022 and 2021, in the same manner as all other Rental Pool participants.

9. Paycheck Protection Program Loan

In June 2021, we received a loan of $2,000,000 under the Paycheck Protection Program (“PPP”) as part of the Coronavirus Aid, Relief and Economic Security Act which is administered by the U.S. Small Business Association (“SBA”). The PPP loan has an interest rate of 1% and a term of 5 years. The PPP loan and related accrued interest, are eligible to be forgiven by the SBA assuming the proceeds are used for eligible costs (i.e. payroll, rent, utilities, and other allowable expenses). In 2021, we used the full amount received from the PPP loan for eligible expenses and have applied for forgiveness of such debt by the SBA in 2022.

10. Note Payable

On March 28, 2017, we obtained a loan in the amount of fifteen million dollars ($15,000,000) from Truist Bank (formerly known as Branch Banking and Trust Company (“BB&T”)). The loan, which has a balance of $10,899,876 (before consideration of unamortized deferred financing costs) at March 31, 2022, is being repaid over a five-year period in monthly installments of principal plus interest based on a 15-year amortization schedule commencing on May 5, 2017, with the remaining unpaid balance initially due in full on April 5, 2022. Through April 4, 2022, interest on this loan was being charged at the One Month LIBOR Rate plus 2.25% per annum adjusted monthly on the first day of each LIBOR interest period (2.4% as of March 31, 2022). On April 4, 2022, the loan maturity date was extended to July 5, 2022, and the rate of interest was modified to the adjusted term SOFR rate plus 2.30% per annum adjusted monthly. The loan is collateralized by our real and personal property, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates

We are currently in negotiations with the lender to refinance the loan and anticipate being able to consummate a long-term refinancing.

12. Land Development and Sale Contract

On April 13, 2021, we entered into an Agreement for the Sale and Purchase of Real Property with Toll Bros., Inc. for the sale and residential development of approximately 53 acres of land along the northern boundary of the property. The sale is contingent upon approval of a land use plan amendment and an amendment to the RPD master plan for Innisbrook from Pinellas County and other governmental agencies. We filed a plan amendment application with Pinellas County on December 15, 2021. As our development team continues to progress through the Pinellas county regulatory process, our applications received unanimous approval from the Pinellas Local Planning Authority on April 14, 2022. On May 24, 2022, our application for an amendment to our Land Use Plan and an amendment to the RPD master plan was unanimously approved for transmission to the State of Florida by the Board of County Commissioners of Pinellas County. We are continuing through the regulatory approval process. On May 26, 2022, the Agreement for the Sale and Purchase of Real Property with Toll Brothers, Inc was amended to modify the Inspection Period to expire on June 15, 2022.

13. Other Subsequent Events

None.

SUPPLEMENTAL SCHEDULES OF RENTAL POOL LEASE OPERATION

HISTORICAL SUMMARY

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

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS – DISTRIBUTION FUND

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS

RECEIVABLE FROM SALAMANDER INNISBROOK, LLC FOR DISTRIBUTION	$1,347,817	$673,222
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	8	8
	$1,347,825	$673,230

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$1,347,825	$673,230
	$1,347,825	$673,230

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS - MAINTENANCE ESCROW FUND

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS

CASH	$246,797	$290,511
	$246,797	$290,511

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

ACCOUNTS PAYABLE	$23,746	$26,730
TOTAL LIABILITIES	23,746	26,730

CARPET CARE RESERVE	21,005	18,644
PARTICIPANTS’ FUND BALANCES	202,046	245,137
	$246,797	$290,511

	$—	$—

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS - DISTRIBUTION FUND

(Unaudited)

	Three months ended March 31,
	2022	2021
GROSS REVENUES	$3,404,134	$1,840,091

DEDUCTIONS:
Agents’ commissions	87,577	74,608
Credit card fees	90,564	51,887
Audit fees	22,500	22,734
Linen replacements	30,584	32,022
Rental pool complimentary fees	3,944	3,381
	235,169	184,632

ADJUSTED GROSS REVENUES	3,168,965	1,655,459

AMOUNT RETAINED BY LESSEE	(1,901,379)	(993,275)

GROSS INCOME DISTRIBUTION	1,267,586	662,184

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(464)	(545)
Miscellaneous pool adjustments	(653)	—
Occupancy fees	(238,073)	(176,444)
Office Supplies	—	(252)
Advisory Committee expenses	(24,652)	(21,398)

NET INCOME DISTRIBUTION	1,003,744	463,545

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	238,073	176,444
Hospitality suite fees	2,074	—
Associate room fees	4,430	3,945
Incentives	95,501	78,784

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$1,343,822	$722,718

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES - DISTRIBUTION FUND

(Unaudited)

	Three months ended March 31,
	2022	2021
BALANCE, beginning of period	$—	$—

ADDITIONS:
Amounts available for distribution	1,343,822	722,718
Interest received or receivable from Maintenance Escrow Fund	8	8
REDUCTIONS:
Amounts accrued or paid to participants	(1,343,830)	(722,726)
BALANCE, end of period	$—	$—

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES - MAINTENANCE ESCROW FUND

(Unaudited)

	Three months ended March 31,
	2022	2021
BALANCE, beginning of period	$245,137	$280,233

ADDITIONS:
Charges to participants to establish or restore escrow balances	30,406	41,369
Member accounts & miscellaneous	60	—
REDUCTIONS:
Carpet Carpet Care Reserve	3,743	(602)
Maintenance charges	(69,394)	(44,004)
Member accounts & miscellaneous	—	(327)
Change in Carpet Care Reserve	488	—
Refunds to participants as prescribed by the master lease agreements	(8,394)	(5,337)
BALANCE, end of period	$202,046	$271,332

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

Under the terms of the Agreement, each owner may elect to participate in the Rental Pool for the following year by signing and executing an Annual Lease Agreement (the “ALA”). As of March 31, 2022 and 2021, amounts available to Participants under the Agreement, and the incentives discussed in the next paragraph, approximated $1,689,000 and $1,358,000 respectively. The balances owed, along with the incentives discussed in the following paragraph, were paid by the Company in 2022 and 2021, respectively.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the Customization of certain units that did not require a full renovation, and provided for an Incentive to be paid by the Company to the participants. The Incentive provides for a quarterly payment to each participant, beginning on January 1, 2019 and ending on December 31, 2023, so long as the unit continues to participate in the Rental Pool. Incentive payments due as of March 31, 2022 and 2021 totaled $95,501 and $78,784, respectively.

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

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. Beginning in 2011, by mutual agreement between the LAC and the Resort, until it is determined that the fund requires replenishment, both the occupancy fee (Paragraph 7.3 of the MLA) and the carpet care reserve (Paragraph 1.6 of the MLA) deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreement for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the occupancy fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $4,000 and $1,000 for the quarters ended March 31, 2022 and 2021, respectively.

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

Accounts Receivable - Receivables are presented net of any allowances for uncollectible amounts, however no such allowances were deemed necessary as of March 31, 2022 and December 31, 2021.

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

NOTE 3 - OTHER RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid the Company approximately $39,000 and $32,000 during the quarters ended March 31, 2022 and 2021, respectively, for maintenance and housekeeping labor, use of the telephone lines and other supplies. Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Innisbrook, LLC, owns three condominiums. All three condominiums participate in the Rental Pool under the MLA in the same manner as other Rental Pool participants.

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

During the quarter ending March 31, 2022 and the year ending December 31, 2021, we evaluated our intangible assets, and determined that the carrying balances of such assets were recoverable.

Impairment of Other Long-Lived Assets

We review our other long-lived assets for impairment if a significant event occurs or circumstances arise that indicate the assets may not be recoverable by comparing the carrying values of the assets with their estimated future undiscounted cash flows. In reviewing impairment of our long-lived assets, we review the recent operating and pricing trends with the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. At March 31, 2022, we believe the carrying values of our other long-lived assets are recoverable.

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

Results of Operations

	Three months ended March 31,
	2022	%	2021	%	Inc/(dec)	% Chg

Resort revenues:
Room revenues	$3,459,770	23.3%	$1,853,088	19.9%	$1,606,682	86.7%
Other revenues	11,418,717	76.7%	7,444,815	80.1%	3,973,902	53.4%
Total revenues	14,878,487	100.0%	9,297,903	100.0%	5,580,584	60.0%

Costs and expenses:
Operating costs and expenses	4,921,626	33.1%	4,016,136	43.2%	905,490	22.5%
General and administrative	6,353,378	42.7%	3,602,672	38.7%	2,750,706	76.4%
Depreciation and amortization	644,902	4.3%	658,582	7.1%	(13,680)	-2.1%
Total costs and expenses	11,919,906	80.1%	8,277,390	89.0%	3,642,516	44.0%
Operating income	2,958,581	19.9%	1,020,513	11.0%	1,938,068	189.9%
Interest expense	(83,671)	-0.6%	(90,095)	-1.0%	6,424	-7.1%
Net income	$2,874,910	19.3%	$930,418	10.0%	$1,944,492	209.0%

Overall resort revenues increased by $5,580,584 or 60% during the quarter ended March 31, 2022 compared with the quarter ended March 31, 2021. The increase in revenues was primarily driven by the Valspar Tournament which was played during the first quarter in 2022 versus the second quarter in 2021. In addition, activity at the Resort increased due to certain restrictions imposed by the COVID 19 pandemic being relaxed. Total costs and expenses increased year-over-year by $3,642,516 or 44% which is attributable to inflation and the increase in revenues across the same period.

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

Liquidity and Capital Resources

Cash generated from operating activities approximated $3,124,000 and $1,577,000 in the first quarter of 2022 compared to the first quarter of 2021, an improvement of approximately $1,547,000. The change resulted primarily because we generated income after non-cash items of approximately $3,631,000 in 2022 compared to $1,701,000 in 2021; an improvement of approximately $1,930,000. The difference between this amount and the $1,547,000 was a result of timing of cash receipts and disbursements for other operating assets. The improvement was a result of increased activity at the Resort due to certain COVID 19 restrictions being relaxed, and because the Valspar Tournament was held in the first quarter of 2022 contrasted to it being held in the second quarter of 2021.

We used cash of approximately $231,000 and $281,000 for investing activities in the first quarter of 2022 and 2021, respectively. The decline of approximately $50,000 resulted because the 2022 decline in payments for deferred contract costs of approximately $161,000 (most of the costs in securing five year contracts from Rental Pool participants were incurred prior to December 31, 2021) were partially offset by increased equipment purchases of approximately $111,000 in 2022.

We used cash for financing activities of approximately $232,000 and $228,000 in the first quarter of 2022 and the first quarter of 2021, respectively. The funds were used to pay monthly principal payments under our note payable with Truist Bank.

Despite the improvement in our operating results, the COVID‐19 pandemic remains a rapidly evolving situation. The extent of the impact of COVID‐19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the market in which we operate, government actions and programs, and the related impact on consumer confidence and spending, all of which are highly uncertain.

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

Contractual Commitments

The following is a summary of our contractual obligations as of March 31, 2022:

		Remaining Nine Months
Contractual Obligations	Total	2022	2023
Operating lease obligation (1)	$379,144	$282,987	$96,157
Interest payments on outstanding lease obligation (3)	8,315	7,607	708

Total	$387,459	$290,594	$96,865

Long term debt obligation (1)	$10,666,034
Paycheck Protection Program Loan (2)	2,000,000
Interest payments on outstanding debt obligation (3)	88,216

Total	$12,754,250
(1)	Amounts include principal payments only
(2)	We have applied for forgiveness for the Paycheck Protection Program Loan that was received on June 15, 2021.
(3)	Projected interest payments are based on the outstanding principal amounts and interest rates at March 31, 2022

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks arise from changes in interest rates, foreign currency exchange rates and other market changes that affect market sensitive instruments. The carrying value of variable rate debt financing reflected in our consolidated balance sheet at March 31, 2022, approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

We are obligated under a note payable with interest of the One Month LIBOR rate plus two and a quarter percent (2.25%) per annum adjusted monthly on the first day of each LIBOR interest period. The loan is collateralized by our real and personal property and guarantees of certain affiliates. As of March 31, 2022, this notes payable consisted of the following:

	Principal as of	Interest Rate as of	Principal as of	Interest Rate as of
Mortgage Loan	March 31, 2022	March 31, 2022	December 31, 2021	December 31, 2021	Maturity Date
Truist Bank (formerly known as Branch Banking and Trust Company (BB&T))	$10,668,161	2.4375%	$10,899,876	2.4375%	July 5, 2022
Less unamortized debt issuance costs	(903)		(18,172)

Total Notes Payable less unamortized issuance costs	$10,667,258		$10,881,704

We are also obligated under a Paycheck Protection Loan of $2,000,000 at March 31, 2022; however, we expect such loan to be forgiven by the Small Business Administration.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in our SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. At March 31, 2022, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at March 31, 2022, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2022, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of March 31, 2022, the Company’s internal controls over financial reporting were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are currently involved in certain litigation arising from a full-service construction contract we entered (as agent for and on behalf of the Rental Pool participants) with AMH Construction, Inc. (“AMH”) in the amount of $3,420,670. The renovation was performed as a “Turn-Key” project with each Participating Owner paying their respective share of the total costs. We, and the Lessors' Advisory Committee of the Rental Pool (“LAC”), jointly supervised the renovation. On January 23, 2019, we terminated the contract with AMH for breach of contract, including AMH's failure to complete the renovation work in accordance with the contract schedule. On April 18, 2019, we served a demand letter to AMH asserting damages of $4,423,070 for the additional costs incurred by the Participating Owners and return of deposits made for work that was not performed. On August 30, 2019, we filed a lawsuit in Pinellas County, Florida against AMH seeking damages for breach of contract in the amount of $4,423,070 plus attorney fees and other costs of approximately $364,400 in 2019. On October 31, 2019, AMH filed a response to our suit including a counterclaim in the amount of $890,751, a claim that we deny. AMH alleges in its counterclaim that it was not compensated for work performed. In March 2020, Pinellas County suspended all hearings until further notice due to the COVID-19 pandemic. Depositions were conducted and the case was mediated on May 19, 2022. Subsequently, a settlement offer was accepted. Currently, we are working to agree upon and execute a confidential settlement agreement.

Item 1A. RISK FACTORS

Not required for Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other information

Not applicable

Item 6. Exhibits

(a). See page 30 for the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMANDER INNISBROOK, LLC

Date : June 8, 2022	By:	/s/ Prem Devadas
Prem Devadas
Manager (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devadas	Manager (Chief Executive Officer)	June 8, 2022

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 8, 2022

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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