Form 10-K
period 2022-12-31
Salamander Innisbrook, LLC
filed 2023-05-05
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of May 5, 2023.

Issuer has no common stock subject to this report.

SALAMANDER INNISBROOK, LLC

ANNUAL REPORT ON FORM 10-K

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2022

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

PART I

ITEM 1. BUSINESS

Background

Salamander Innisbrook, LLC (the “Company”) was organized on June 14, 2007, by Salamander Farms, LLC under the laws of the state of Florida for the purpose of owning and operating Innisbrook Resort and Golf Club (the “Resort”). The Company, and its wholly owned subsidiaries, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, are hereinafter referred to as “we”, “us”, “our”. On July 16, 2007, we purchased the Resort, three condominiums, which became Salamander Innisbrook Condominiums, LLC, and all of the equity interests in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a full service 72-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1,216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 296 condominium owners (representing 295 hotel rooms) participate in a rental pool (the “Rental Pool”) we operate.

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

PGA TOUR Event

The Valspar Championship, a nationally televised, annual PGA TOUR event, was contested on Innisbrook’s Copperhead course April 29 – May 2, 2021. This was a capacity restricted event by the PGA TOUR due to lingering COVID 19 concerns. The TOUR restricted attendance to 12,000 patrons per day. Further, there were mandated elimination of group gatherings, masking guidelines and spacing requirements.

The 2022 Valspar Championship was contested at Innisbook’s Copperhead course March 17-20, 2022 without any COVID related restrictions. Further, the tournament dates returned the event to the “Florida Swing” where four tournaments are contested on consecutive weekends in the state. There is a long-term agreement between the PGA TOUR, Copperhead Charities and Innisbrook through the 2025 event to contest the event on the Copperhead course. This coincides with the current agreement between Valspar and the PGA TOUR that expires after the 2025 event. Attendance estimates are expected to be roughly 30,000 patrons per day.

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

Environmental Matters

Operation of the golf courses at the Resort involves the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. As of May 05, 2023, we are not aware of any violations of these laws, ordinances and regulations.

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

Employees

At December 31, 2022, we had 414 employees; 306 full-time and 108 part-time. We also periodically engage casual laborers as needed.

Code of Ethics

See Part III, Item 10 for discussion of our Code of Business Conduct.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Resort is situated on approximately 900 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, approximately 250 participate in the Rental Pool. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. We also own three condominium units, all of which participate in the Rental Pool in the same fashion as all other Rental Pool participants. Approximately 20% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. As a result of the potential use of lockout master bedroom units, the total number of rooms at the resort is 1,218 and the average number of units participating in the Rental Pool at any one time is equivalent to approximately 295 hotel rooms. The Resort complex includes 72 holes of golf, practice ranges, three clubhouses with retail, golf, and food and beverage outlets, three conference and exhibit buildings, a full-service spa and fitness center, six swimming pools including a themed water attraction, a recreation facility, a tennis facility, and numerous administrative and support structures. These amenities are owned by the Company and have undergone substantial renovation and improvements since we purchased the Resort in 2007.

ITEM 3. LEGAL PROCEEDINGS

At December 31 2021, we were involved in certain litigation arising from a full-service construction contract we previously entered (as agent for and on behalf of the Rental Pool participants) with AMH Construction, Inc. (“AMH”) in the amount of $3,420,670. The litigation arose from our decision to terminate the contract with AMH for breach of contract, including AMH’s failure to complete the renovation work in accordance with the contract schedule. On April 18, 2019, we served a demand letter to AMH asserting damages of $4,423,070 for the additional costs incurred by the Participating Owners and return of deposits made for work that was not performed. On July 13, 2022, we and AMH entered into a settlement agreement with certain amounts to be paid over a two-year period, and included a signed a confessed judgment in the amount of $4,012,154. Payments began on August 1, 2022 and were supposed to continue through December 1, 2024; however, on December 15, 2022, AMH filed for Chapter 7 (also commonly known as “liquidation”) bankruptcy. We received total payments of approximately $165,000 prior to such bankruptcy filing. We are working with our legal counsel to determine next steps.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under the new revenue recognition standard. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our revenue is transactional, and the contracts performance obligation is generally satisfied at the time of the transaction.

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

During the year ending December 31, 2022, we evaluated our intangible assets, and determined that the carrying balances of such assets were recoverable.

Impairment of Other Long-Lived Assets

We review our other long-lived assets for impairment if a significant event occurs or circumstances arise that indicate the assets may not be recoverable by comparing the carrying values of the assets with their estimated future undiscounted cash flows. In reviewing impairment of our long-lived assets, we review the recent operating and pricing trends with the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. At December 31, 2022, we believe the carrying values of our other long-lived assets are recoverable.

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

Results of Operations

	Year ended December 31,
	2022	%	2021	%	Inc/(dec)	% Chg
Resort revenues:
Room revenues	$8,853,581	20.0%	$6,967,712	20.1%	$1,885,869	27.1%
Other revenues	35,343,422	80.0%	27,641,314	79.9%	7,702,108	27.9%
Total revenues	44,197,003	100.0%	34,609,026	100.0%	9,587,977	27.7%

Costs and expenses:
Operating costs and expenses	17,987,886	40.7%	17,365,673	50.2%	622,213	3.6%
General and administrative	22,686,634	51.3%	14,974,490	43.3%	7,712,144	51.5%
Depreciation and amortization	2,563,774	5.8%	2,592,004	7.5%	(28,230)	-1.1%
Total costs and expenses	43,238,294	97.8%	34,932,167	100.9%	8,306,127	23.8%

Operating income (loss)	958,709	2.2%	(323,141)	-0.9%	1,281,850	-396.7%
Gain on forgiveness of Paycheck Protection Program loan	2,000,000	5.8%	3,394,500	9.8%	(1,394,500)	-41.1%
Interest expense	(422,265)	-1.2%	(348,771)	-1.0%	(73,494)	21.1%
Net income	$2,536,444	5.7%	$2,722,588	7.9%	$(186,144)	-6.8%

During 2022 overall resort revenues increased by $9,587,977 or 27.7% compared with the prior year. The increase in revenues was primarily driven by the ongoing recovery from the COVID-19 pandemic. Total costs and expenses increased year-over-year by $8,306,127 or 23.8% which is attributable to inflation and the increase in revenues across the same period.

Our revenues and results of operations improved considerably in 2022 as activity at the Resort increased due to certain restrictions imposed by the COVID 19 pandemic were relaxed.

In April 2020, we received a Paycheck Protection Program loan (“PPP loan”) of $3,394,500. At December 31, 2020, the loan had an interest rate of 1% and a term of 5 years, however under the program, the loan, and related accrued interest, was eligible to be forgiven by the Small Business Administration (“SBA”) for costs we incurred for payroll, rent, utilities, and other allowable expenses in 2020. In 2020, we used the full amount received from the PPP loan for eligible expenses and in 2021 received notice that the entire PPP loan had been forgiven by the SBA. As such, we recognized a gain on the extinguishment of the debt in the amount of the indebtedness in our 2021 consolidated statement of operations.

In June 2021, we received a second PPP loan of $2,000,000 that had an interest rate of 1% and a term of 5 years. The loan and related accrued interest were eligible for forgiveness by the SBA assuming we used the proceeds for eligible costs (i.e. payroll, rent, utilities, and other allowable expenses). In 2021, we used the full amount received from the PPP loan for eligible expenses and in 2022 received notice that the entire second PPP loan had been forgiven. As such, we recognized a gain on the extinguishment of the debt in the amount of the indebtedness in our 2022 consolidated statement of operations.

Liquidity and Capital Resources

Cash generated from operating activities approximated $3,406,300 and $1,076,600 in 2022, and 2021, respectively. After accounting for the decline in net income in 2022 compared to 2021 of approximately $200,000, the increase in cash generated by operations was approximately $2,300,000 (which change resulted primarily from the following):

●	The gain on forgiveness of debt (which did not generate cash) was approximately $1,394,000 less in 2022 than it was in 2021
●	Net cash outflows arising from affiliate receivables and payables were approximately $840,000 less in 2022 compared to 2021.

We used cash of approximately $1,426,800 and $930,800 for investing activities in 2022 and 2021, respectively. The increase resulted primarily from an increase in purchases of property and equipment of approximately $653,000.

We used cash of approximately $803,700 in 2022 for financing activities and generated cash from such activities of approximately $1,080,500 in 2021. The difference of approximately $1,884,000 resulted primarily from proceeds received from a $2,000,000 paycheck protection loan in 2021.

We are obligated under a note payable that requires monthly payments of principal (approximately $73,000) and interest. On July 5, 2022, the loan was amended whereby it will be paid via monthly principal payments of $73,051 commencing on August 5, 2022 and continuing thereafter until July 5, 2034 at which time the balance will be paid. The loan is collateralized by our real and personal property, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates. We believe that our cash on hand and additional cash generated from operations will be adequate to meet this and other obligations (both capital and operating) for the next twelve months.

Legal Entity Structure

Salamander Innisbrook, LLC is a single member limited liability company with Salamander Farms, LLC as the sole member.

Income Tax Status

With the exception of an entity owned by Salamander Innisbrook Securities, LLC for which income taxes have been minimal the Company and its subsidiaries are single member limited liability companies and therefore the results of our operations flow through to our member for inclusion in its income tax returns. Accordingly, no provision or liability for federal or state income taxes has been included in our consolidated financial statements presented in this report.

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

We do not have any relationships with unconsolidated entities or unconsolidated financial partnerships of the type often referenced as structured finance or special purpose entities, i.e., unconsolidated entities established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we believe we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Contractual Commitments

The following is a summary of our contractual obligations as of December 31, 2022:

Contractual Obligations	Total	2023	2024	2025	2026	2027	2028 - 2034
Operating lease obligation (1)	$96,865	$96,865	$—	$—	$—	$—	$—
Interest payments on outstanding lease obligation (2)	(708)	(708)	—	—	—	—	—
Total	$96,157	$96,157	$—	$—	$—	$—	$—

Long term debt obligation (1)	$10,154,049	$876,609	$876,609	$876,609	$876,609	$876,609	$5,771,004
Interest payments on outstanding debt obligation (2)	3,499,000	603,000	546,000	489,000	432,000	375,000	1,054,000
Total	$13,653,049	$1,479,609	$1,422,609	$1,365,609	$1,308,609	$1,251,609	$6,825,004
(1)	Amounts include principal payments only
(2)	Projected interest payments are based on the outstanding principal amounts and interest rates at December 31, 2022

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks arise from changes in interest rates, foreign currency exchange rates and other market changes that affect market sensitive instruments. The carrying value of variable rate debt financing reflected in our consolidated balance sheet at December 31, 2022, approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

We are obligated under a note payable with interest at the SOFR rate plus 2.30% per annum adjusted monthly. The loan is collateralized by our real and personal property and guarantees of certain affiliates. As of December 31, 2022, and 2021, the note payable consisted of the following:

	Principal as of	Interest Rate as of	Principal as of	Interest Rate as of
Mortgage Loan	December 31, 2022	December 31, 2022	December 31, 2021	December 31, 2021	Maturity Date
Truist Bank (formerly known as Branch Banking and Trust Company (BB&T))	$10,154,049	6.5000%	$10,899,876	2.4375%	July 5, 2034
Less unamortized debt issuance costs	(57,917)		(18,172)
Total	$10,096,132		$10,881,704

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Supplementary Data starting on page 19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in our SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. At December 31, 2022, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at December 31, 2022, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2022, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

Land Development and Sale Contract

On April 13, 2021, we entered into an Agreement for the Sale and Purchase of Real Property with Toll Brothers, Inc. for the sale and residential development of approximately 53 acres of land along the northern boundary of the property. The sale is contingent upon approval of a land use plan amendment and an amendment to the RPD master plan for Innisbrook from Pinellas County and other governmental agencies. We filed a plan amendment application with Pinellas County on December 15, 2021. As our development team continues to progress through the Pinellas County regulatory process, our applications received unanimous approval from the Pinellas Local Planning Authority on April 14, 2022. On May 24, 2022, our application for an amendment to our Land Use Plan and an amendment to the RPD master plan was unanimously approved for transmission to the State of Florida by the Board of County Commissioners of Pinellas County. We are continuing through the regulatory approval process. On October 25, 2022, the Pinellas County Board of County Commissioners unanimously approved Innisbrook’s application to amend our Master Plan and Plan Amendments. This action paved the way for Toll Brothers, Inc. to begin the permitting approval phase for the 175 home development. Permitting approval for the site plan is expected summer of 2023.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information about our executive officers:

Name	Age	Position
Prem Devadas	65	Manager
Dale Pelletier	63	CFO, Salamander Hospitality LLC

Biographical Information

Prem Devadas, Manager, is a forty plus year veteran of the hospitality industry. After ten years with The Potomac Hotel Group in Washington, DC, he left the Regional Director of Operations position to manage the lodging portfolio for CCA Industries whose holdings include The Jefferson Hotel in Richmond, VA, The Hermitage Hotel in Nashville, TN and Kiawah Island Resort near Charleston, SC. As Managing Director, he re-positioned the Jefferson Hotel and the Hermitage Hotel through extensive renovations and achieved Mobil 5-Star and AAA Five-Diamond awards for the respective properties. At Kiawah Island he directed the development and successful opening of the Sanctuary at Kiawah Island, the new 255 room ultra-luxury hotel opened in August 2004.

Dale Pelletier, Chief Financial Officer, is a forty plus year veteran of the hospitality industry. Mr. Pelletier oversees the company’s financial, accounting, tax, information systems, treasury, planning and reporting activities. His extensive experience with over seventy hotels includes full service, limited service, all suites, resorts and condominium hotels both at the property and corporate levels. He also served as Chief Financial Officer for MEI Hotels, a hotel development, ownership, management and investment group. He was responsible for all financial activities for the company’s managed and asset managed hotels, construction and development projects and three private equity funds. Prior to MEI, Mr. Pelletier was Chief Financial Officer for the US operations of City Hotels, an international hotel and airline company listed on the Brussels stock exchange, with hotels in the US and Europe.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the year ended December 31, 2022, to our executive officers.

				Other
		Salary and		Annual	All Other
Name and Principal Position		Commission	Bonus	Compensation	Compensation
Prem Devadas, Manager	2022	$—	$—	$—	$—
Dale Pelletier, Chief Financial Officer	2022	$—	$—	$—	$—
Prem Devadas, Manager (1)	2021	$—	$—	$—	$—
Dale Pelletier, Chief Financial Officer (1)	2021	$—	$—	$—	$—
(1)	Messrs. Devadas and Pelletier are not compensated directly by us for services as our executive officers; rather they receive compensation from an affiliate of our member, to whom we pay management fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are wholly owned by Salamander Farms, LLC which has sole voting and dispositive power over our interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

(a)	Transactions with Management and Others

None.

(b)	Certain Business Relationships

Under the Master Lease Agreement (the “Agreement” or “MLA”) with the Rental Pool participants, the Resort pays Participants a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, and occupancy fees and when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by our employees. In 2022 and 2021, amounts available to Participants under the Agreement approximated $4,638,000 and $2,725,000, respectively, of which approximately $690,000 and $596,000 was owed as of December 31, 2022 and 2021, respectively. The balances owed, along with the incentives discussed in the following paragraph, are reflected as a Rental Pool liability in our consolidated balance sheets. The amounts were paid in 2023 and 2022, respectively.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the customization of certain units that did not require a full renovation and provided for an incentive payment plan (“Incentive”) to be paid to Participants. The Incentive provides for a quarterly payment to each Participant, beginning on January 1, 2019, and ending on December 31, 2023, so long as their units continue to participate in the Rental Pool. Incentive payments due as of December 31, 2022, and 2021 totaled $93,767 and $76,790, respectively.

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

The Agreement expires on December 31, 2023, and we expect to enter into a new ten-year agreement with the Rental Pool before such expiration date.

Pursuant to the terms of the Agreement, the Rental Pool Lease Operation reimbursed us approximately $197,000 and $181,000 in 2022 and 2021, respectively, for maintenance and housekeeping labor, use of the telephone lines, and other supplies.

All three condominiums that we own participated in the Rental Pool under the Agreement in the same manner as all other Rental Pool participants in 2022.

At December 31, 2022 and 2021 we were owed $99,047 and $110,304, respectively, from Innisbrook Condominium Association, a third party collectively owned by the condominium owners at Innisbrook.

We incurred management fees to Salamander Hospitality, LLC, an entity related to us by virtue of common ownership, of approximately $1,303,000 and $1,020,000 in 2022 and 2021, respectively.

At December 31, 2022 and 2021, we owed our affiliates approximately $295,600 and $512,000, respectively, and had receivables from affiliates of approximately $234,900 and $17,900, respectively. The affiliate receivables and payables are unsecured, non-interest bearing and are due on demand.

(c)Indebtedness of Management

None.

(d)Transactions with Promoters

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were incurred from Cherry Bekaert LLP, the independent registered public accounting firm, for services provided in the years ended December 31, 2022 and 2021.

Audit Fees were $105,000 and $90,000 for the years ended December 31, 2022, and 2021, respectively, for professional services rendered for the audits of our annual consolidated financial statements and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

Audit-Related Fees: None.

Tax Fees were $4,250 and $3,925 for the years ended December 31, 2022 and 2021, respectively, for tax preparation services rendered for Golf Host Securities and Innisbrook Rental Pool Trust.

All other fees: None.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Schedules

The consolidated financial statements and exhibits filed as part of this annual report on Form 10-K are listed on pages 19 and 34 and are incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Sole Member and Manager

Salamander Innisbrook, LLC

Palm Harbor, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Salamander Innisbrook, LLC (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and changes in member’s equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter – Amortization Period of Full Golf Membership Initiation Fees

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter, in any way, our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Description of Matter

As described further in Note 2 to the consolidated financial statements, the Company recognizes revenue for membership initiation fees over time based on the estimated average life of a membership. Management uses a ten-year amortization period to recognize membership initiation fees for full golf members.

Management made significant judgments when determining the estimated average life of full golf memberships based on historical information of former and existing full golf members. As a result, a high degree of auditor judgment and increased audit effort was required in performing audit procedures to evaluate the reasonableness of management’s estimates.

How We Addressed the Matter in Our Audit

Our principal audit procedures performed to address this critical audit matter included the following:

•	We obtained an understanding of the various types of memberships and the process for recognizing revenue over the amortization period.
•	We assessed management’s estimate of average life of full golf memberships based on historical data for cancelled and existing memberships.
•	We performed procedures to test the accuracy and completeness of the information used to assess the reasonableness of the amortization period.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2021.

Tampa, Florida

May 5, 2023

SALAMANDER INNISBROOK, LLC

CONSOLIDATED BALANCE SHEETS

As of December 31, 2022 and 2021

	2022	2021

Assets
Current assets:
Cash	$4,402,268	$3,226,557
Accounts receivable, net	1,722,160	1,884,406
Inventories and supplies	1,170,340	881,465
Due from affiliates	234,875	17,853
Prepaid expenses and other current assets	1,360,992	1,085,902
Total current assets	8,890,635	7,096,183

Property, buildings and equipment, net	32,208,946	32,424,075
Operating lease right-of-use assets	96,157	470,487
Intangibles	4,330,001	4,330,001
Deferred contract costs, net	927,337	1,849,186
Restricted cash	2,041,226	2,041,193
Deposits and other assets	751,763	476,265
Total assets	$49,246,065	$48,687,390

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$1,561,469	$1,306,082
Accrued liabilities	2,222,130	1,914,157
Rental Pool liability	783,932	673,366
Current portion deferred revenues	4,868,236	4,416,272
Due to affiliates	295,640	511,784
Current portion - operating leases	96,157	374,219
Current portion - note payable, net of unamortized deferred financing costs at December 31, 2021	876,609	10,881,704
Total current liabilities	10,704,173	20,077,584

Deferred revenues, net of current portion	1,662,541	1,390,155
Operating leases, net of current portion	—	96,268
Note payable, net of current portion and unamortized deferred financing costs at December 31, 2022	9,219,524	—
Paycheck Protection Program Loan	—	2,000,000

Total liabilities	21,586,238	23,564,007

Member’s equity	27,659,827	25,123,383
Total liabilities and member’s equity	$49,246,065	$48,687,390

See notes to consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

For the Years Ended December 31, 2022 and 2021

	2022	2021

Revenues:
Room revenues	$8,853,581	$6,967,712
Other revenues	35,343,422	27,641,314
Total revenues	44,197,003	34,609,026

Costs and expenses:
Operating costs and expenses	17,987,886	17,365,673
General and administrative	22,686,634	14,974,490
Depreciation and amortization	2,563,774	2,592,004
Total costs and expenses	43,238,294	34,932,167

Operating income (loss)	958,709	(323,141)

Gain on forgiveness of Paycheck Protection Program loan	2,000,000	3,394,500
Interest expense	(422,265)	(348,771)

Net income	2,536,444	2,722,588

Member’s equity, beginning of period	25,123,383	22,400,795
Member’s equity, end of period	$27,659,827	$25,123,383

See notes to consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and 2021

	2022	2021

Cash flows from operating activities:
Net income	$36,687,015	$2,722,588
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	7,900	28,810
Gain on forgiveness of Paycheck Protection Program Loans	(2,000,000)	(3,394,500)
Depreciation and amortization	2,563,774	2,592,004
Amortization of deferred financing costs	18,172	69,074
Amortization of lease right-of-use assets	374,330	357,992
Changes in operating assets and liabilities:
Accounts receivable	154,346	(863,138)
Inventories and supplies	(288,875)	(23,089)
Prepaid expenses and other current assets	(275,090)	(35,209)
Accounts payable	255,387	(641,509)
Accrued liabilities and Rental Pool liability	418,539	948,518
Deferred revenues	724,350	1,127,329
Deposits and other assets	(275,498)	(181,165)
Due to/from affiliates, net	(433,166)	(1,273,092)
Operating lease liabilities	(374,330)	(357,992)
Net cash provided by operating activities	37,556,854	1,076,621

Cash flows from investing activities:
Cash paid for deferred contract costs	(2,328)	(159,691)
Purchases of property and equipment	(1,424,468)	(771,121)
Net cash used in investing activities	(1,426,796)	(930,812)

Cash flows from financing activities:
Repayments of note payable	(803,743)	(919,481)
Proceeds from Paycheck Protection Program Loan	—	2,000,000
Net cash (used in) provided by financing activities	(803,743)	1,080,519

Net change in cash and restricted cash	35,326,315	1,226,328

Cash and restricted cash, beginning of period	5,267,750	4,041,422
Cash and restricted cash, end of period	$40,594,065	$5,267,750

Supplemental disclosure of cash flow information:
Cash paid for interest	$276,058	$328,481

See notes to consolidated financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

The Company controls and operates the Rental Pool Lease Operation (the “Rental Pool”), a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 248 units or 295 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), quarterly distributions of a percentage of room revenues are required to be made to the condominium owners participating in the Rental Pool. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

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

The following tables provide additional detail, by consolidated financial statement line item, of the ASU 2016-18 impacts in the accompanying statements of cash flows for the years ended December 31, 2022 and 2021.

	2022	2021
Cash	$4,402,268	$3,226,557
Restricted cash	2,041,226	2,041,193
	$6,443,494	$5,267,750

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under the new revenue recognition standard. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our revenue is transactional, and the contracts performance obligation is generally satisfied at the time of the transaction.

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

We review accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be doubtful of collection is included in the allowance for doubtful accounts. The balances in the allowance for doubtful accounts were $32,581 and $31,314 as of December 31, 2022 and 2021, respectively. After all attempts to collect the receivable have failed, the receivable is written off against the allowance.

In addition, gift card purchases and advanced event deposits are collected and deferred and recognized as income as the service is performed at a future date. Deferred revenue includes unrecognized initiation fee liabilities, unearned member dues, gift card liability and advanced events deposits. Deferred revenue was as follows as of December 31:

	2022	2021
Current portion of deferred revenues	$4,868,235	$4,416,271
Deferred revenues, net of current portion	1,662,541	1,390,155
	$6,530,776	$5,806,426

Practical Expedients and Exemption - There are several practical expedients and exemptions allowed under ASC 606 that impact timing of revenue recognition and our disclosures. In our adoption and application of ASC 606, we elected to treat similar contracts (primarily initiation fee contracts) as part of a portfolio of contracts, primarily initiation fee contracts. The contracts have the same provisions, and we believe our revenues would not be materially different if we had chosen to treat each contract separately.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying consolidated financial statements include our beliefs that all of our long-lived assets, are recoverable and that our estimates of the average lives of memberships from which we base our revenue recognition are reasonable. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the periods they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Concentrations of Credit Risk - Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and accounts receivable. Cash consists of bank deposits which may, at times, exceed federally insured limits. No losses have been experienced in such accounts.

We used the following methods and assumptions in estimating the fair values of our financial instruments:

●	Accounts receivable and accounts payable: Due to their short-term nature, the carrying amounts reported on the accompanying consolidated balance sheets for these accounts approximate their fair values.
●	Deferred revenues: The carrying amounts of these accounts approximate their fair values because they approximate their net present values considering relevant risk factors.
●	Debt: The carrying values of variable rate debt financing reflected in the balance sheets at December 31, 2022 and 2021 approximates their fair values as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

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

Impairment of Long-Lived Assets - We regularly review long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. Any impairment loss would be calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques, giving consideration to recent operating performance and pricing trends. There were no impairment losses for the years ended December 31, 2022 and 2021.

Intangibles - Our indefinite life intangibles consist of our trade name valued at $2,300,000 and a water contract valued at $2,030,001. We evaluate intangible assets for impairment annually (or earlier if a significant event occurs that may indicate that the assets may not be recoverable). Factors we consider important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the use of the acquired assets or the strategy for our overall business; and (3) significant negative industry or economic trends. During the years ending December 31, 2022 and 2021, we completed our annual intangible impairment assessment, and determined that no impairment of intangible assets existed at either of such dates.

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

Advertising - Advertising costs, which are expensed as incurred, were $654,784 and $522,665 for the years ended December 31, 2022 and 2021, respectively.

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

Income Taxes - With the exception of an entity owned by Salamander Innisbrook Securities, LLC for which income taxes have been minimal the Company, and its subsidiaries are single member limited liability companies, and therefore, no provision or liability for federal or state income taxes has been included in the accompanying consolidated financial statements. The results of our consolidated operations are included in the income tax return of our member.

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

We evaluate the validity of our conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause us to change our judgment regarding the likelihood of a tax position’s sustainability under examination. Our member files income tax returns in the U.S. federal jurisdiction and the State of Virginia. At December 31, 2022, we do not believe that any uncertain tax positions exist.

3. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of December 31, 2022 and 2021:

	2022	2021

Land and land improvements	$21,846,601	$21,468,424
Buildings	28,545,967	28,161,755
Furniture, fixtures and equipment	11,531,015	11,004,343
Construction in progress	493,129	362,388
	62,416,712	60,996,910
Less accumulated depreciation and amortization	(30,207,766)	(28,572,835)
	$32,208,946	$32,424,075

Depreciation and amortization expense was $1,639,597 and $1,664,733 for the years ended December 31, 2022 and 2021, respectively. Amortization expense and related accumulated amortization for assets previously held under finance leases was $2,699 and $2,059,243, respectively, as of and for the year ended December 31, 2022 and $18,791 and $2,056,544 as of and for the year ended December 31, 2021, respectively.

4. Leases

Operating Leases

On December 20, 2018, we entered into a master lease agreement with DLL Finance, LCC for under which we have three leases of golf carts and utility vehicles. Total monthly payments under the leases of $32,300 commenced in April 2019 and continues on a month to month basis.

As of December 31, 2022, the remaining lease terms in years approximated 0.25 and the discount rate was 4.41%. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease terms. Future minimum lease payments under operating leases for the years ended December 31 are as follows:

Years Ending December 31,
2023	$96,865
Total future minimum lease payments	96,865

Less imputed interest	(708)

Total present value of future minimum lease payments	$96,157

Operating lease expense approximated $387,000 for each of the years ended December 31, 2022 and 2021, respectively.

5. Contingency

At December 31 2021, we were involved in certain litigation arising from a full-service construction contract we previously entered (as agent for and on behalf of the Rental Pool participants) with AMH Construction, Inc. (“AMH”) in the amount of $3,420,670. The litigation arose from our decision to terminate the contract with AMH for breach of contract, including AMH’s failure to complete the renovation work in accordance with the contract schedule. On April 18, 2019, we served a demand letter to AMH asserting damages of $4,423,070 for the additional costs incurred by the Participating Owners and return of deposits made for work that was not performed. On July 13, 2022, we and AMH entered into a settlement agreement with certain amounts to be paid over a two-year period, and included a signed a confessed judgment in the amount of $4,012,154. Payments began on August 1, 2022 and were supposed to continue through December 1, 2024 however on December 15, 2022, AMH filed for Chapter 7 (also commonly known as “liquidation”) bankruptcy. We received total payments of approximately $165,000 prior to such bankruptcy filing, which is included in General and Administrative on the accompanying 2022 consolidated statement of operations and changes in member’s equity. We are working with our legal counsel to determine next steps.

6. Retirement Plan

We sponsor a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. We match one half of the first 6% of the contributions of each employee. We made matching contributions of approximately $240,000 and $229,000 for the years ended December 31, 2022 and 2021, respectively.

7. Rental Pool Operations

In December 2013, we entered a Master Lease Agreement (“Agreement”) with the Rental Pool’s Lessors Advisory Committee (“LAC”). The Agreement, which commenced on January 1, 2014 and expires on December 31, 2023, replaced all lease agreements previously in existence. Negotiations are underway on a new contract and it is expected that a new ten-year contract will be finalized prior to such expiration date. Under the Agreement, the Resort pays the Participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. The Participants are also entitled to 35 nights in-season and complimentary gift certificates for golf and food & beverage. Their guests will be entitled to the same privileges as the Participants when occupying the participant’s units. In 2022 and 2021, amounts available to Participants under the Agreement approximated $4,638,000 and $2,725,000, respectively, of which approximately $690,000 and $596,000 was owed as of December 31, 2022 and 2021, respectively. The balances owed, along with the incentives discussed in the following paragraph are reflected as a Rental Pool liability in our consolidated balance sheets. These amounts were paid in 2023 and 2022, respectively.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the customization of certain units that did not require a full renovation, and provided for an incentive payment plan (“Incentive”) to be paid by us to the Participants. The Incentive provides for a quarterly payment to each participant, beginning on January 1, 2019 and ending on December 31, 2023, so long as the unit continues to participate in the Rental Pool. Incentive payments due as of December 31, 2022 and 2021 totaled $93,767 and $76,790, respectively, and are included in the Rental Pool liability in the accompanying consolidated balance sheets. The amounts were paid in 2023 and 2022, respectively.

On July 2, 2019, the Third Addendum to the MLA became effective. The addendum provided with two options for funding of the cost overruns created by the default of AMH. The first option provided that we would fund the cost overruns in exchange for the Participating Owner’s dedication of their unit to the Rental Pool as evidenced by a Memorandum of Lease recorded against the title of such participant’s unit in the land records of Pinellas County. The second option provided an additional incentive payment equal to the cost overrun amount in the form of quarterly payments, adjusted annually, resulting in a reimbursement of 10% of the total amount in 2019, 15% in 2020, 20% in 2021, 25% in 2022, and the remainder in 2023. Participants choosing option 1 represented 192 units (233 doors) and Participants choosing option 2 represented 13 units (15 doors). For option 1, we paid Participants $3,146,363 in 2019, which amount is being amortized over the five-year term of the participants’ lease dedication beginning January 1, 2019 and ending on December 31, 2023. Amortization expense of this asset (the net amounts are reflected as Deferred Contract Costs in the accompanying consolidated balance sheets) in 2022 and 2021 approximated $927,300 and $927,300, respectively, and are included in depreciation and amortization expense. The MLA will expire on December 31, 2023, and we expect to enter into a new ten-year agreement by that date. The remaining balance of deferred contract costs of $927,337 will be fully amortized by December 31, 2023.

8. Other Related Party Transactions

We incurred management fees to Salamander Hospitality, LLC, an entity related to us by virtue of common ownership, of $1,303,073 and $1,019,921 in 2022 and 2021, respectively. These fees are included in general and administrative expenses in the accompanying consolidated statements of operations.

At December 31, 2022 and 2021, we owed our affiliates approximately $295,600 and $512,000, respectively and had receivables from affiliates of approximately $234,900 and $17,900, respectively. The affiliate receivables and payables are unsecured, non-interest bearing and are due on demand.

At December 31, 2022 and 2021, we had net amounts due to affiliates of approximately $61,000 and $494,000 respectively.

Pursuant to terms of the Agreement, the Innisbrook Rental Pool Lease Operation reimbursed us approximately $197,000 and $181,000 in 2022 and 2021, respectively, for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are reflected as reductions of general and administrative expenses in the accompanying consolidated statements of operations and changes in member’s equity.

At December 31, 2022 and 2021 we were owed $99,047 and $110,304, respectively, from Innisbrook Condominium Association, a third party collectively owned by the condominium owners at Innisbrook.

All three of the condominiums that we own participated in the Rental Pool under the Agreement in 2022 and 2021, in the same manner as all other Rental Pool participants.

9. Paycheck Protection Program Loans

In April 2020, we received a Paycheck Protection Program loan (“PPP loan”) of $3,394,500. At December 31, 2020, the loan had an interest rate of 1% and a term of 5 years, however, under the program, the loan, and related accrued interest, was eligible to be forgiven by the Small Business Administration (“SBA”) for costs we incurred for payroll, rent, utilities, and other allowable expenses in 2020. In June 2021, we received notice that the entire PPP loan had been forgiven by the SBA. As such, we recognized a gain on the forgiveness of debt in the amount of the indebtedness in the accompanying 2021 consolidated statement of operations and changes in member’s equity.

In June 2021, we received a second PPP loan of $2,000,000 as part of the Coronavirus Aid, Relief and Economic Security Act which is administered by the SBA. The loan bore interest at a rate of 1% per annum and had a term of five years. On June 6, 2022, the Partnership received a notice of forgiveness from the SBA and recognized a gain on loan forgiveness of $2,000,000 in the accompanying 2022 consolidated statement of operations and changes in member’s equity.

10. Note Payable

On March 28, 2017, we obtained a loan in the amount of fifteen million dollars ($15,000,000) from Truist Bank (formerly known as Branch Banking and Trust Company (“BB&T”)). The loan, which had a balance of $10,899,876 (before consideration of unamortized deferred financing costs) at December 31, 2021, was initially being repaid over a five-year period in monthly installments of principal plus interest based on a 15-year amortization schedule commencing on May 5, 2017, with the remaining unpaid balance due in full on April 5, 2022. On April 4, 2022, the loan maturity date was extended to July 5, 2022, and the rate of interest was modified to the adjusted term SOFR rate plus 2.30% per annum adjusted monthly.

On July 5, 2022, the loan was amended again whereby monthly principal payments of $73,051 plus interest commenced on August 5, 2022 and continue until July 5, 2034 at which time the balance will be paid (6.5% at December 31, 2022).

The loan is collateralized by our real and personal property, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates.

Future maturities of the note payable are as follows as of December 31, 2022:

Year ending December 31,
2023	$876,609
2024	876,609
2025	876,609
2026	876,609
2027	876,609
2028-2034	5,771,004
10,154,049
Less current portion	(876,609)
Less unamortized deferred financing costs	(57,916)
$9,219,524

11. Unaudited 2022 Quarterly Financial Information

The following tables show the unaudited quarterly financial information for the Company:

	March 31, 2022	June 30, 2022	September 30, 2022
		(unaudited and not	(unaudited and not
Assets	(unaudited)	previously presented)	previously presented)
Current assets:
Cash	$5,887,718	$6,133,731	$3,649,548
Accounts receivable, net	2,743,383	2,159,960	1,171,961
Inventories and supplies	965,641	1,029,521	1,103,556
Due from affiliates	20,645	75,090	162,213
Prepaid expenses and other current assets	1,029,271	585,804	1,285,012
Total current assets	10,646,658	9,984,106	7,372,290

Property, buildings and equipment, net	32,236,013	31,926,579	32,198,745
Operating lease right-of-use assets	379,144	287,801	191,262
Intangibles	4,330,001	4,330,001	4,330,001
Deferred contract costs, net	1,623,142	1,392,617	1,160,361
Restricted cash	2,041,226	2,041,226	2,041,226
Deposits and other assets	546,611	603,519	624,535
Total assets	$51,802,795	$50,565,849	$47,918,420

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$1,294,414	$809,372	$666,515
Accrued liabilities	1,588,238	1,598,437	1,727,222
Rental Pool liability	1,302,683	857,511	482,127
Current portion deferred revenues	4,442,551	3,738,782	4,091,906
Due to affiliates	723,045	462,559	334,308
Current portion - operating leases	379,144	287,801	191,262
Current portion - note payable	10,667,258	803,561	876,609
Total current liabilities	20,397,333	8,558,023	8,369,949

Deferred revenues, net of current portion	1,407,169	1,632,430	1,647,794
Note payable, net of current portion and unamortized deferred financing costs	—	9,715,742	9,437,426
Paycheck Protection Program Loan	2,000,000	—	—

Total liabilities	23,804,502	19,906,195	19,455,169

Member’s equity	27,998,293	30,659,654	28,463,251
Total liabilities and member’s equity	$51,802,795	$50,565,849	$47,918,420

	Three months	Three months	Six Months	Three months	Nine Months
	ended	ended	ended	ended	ended
	March 31, 2022	June 30, 2022	June 30, 2022	September 30, 2022	September 30, 2022
		(unaudited and not	(unaudited and not	(unaudited and not	(unaudited and not
	(unaudited)	previously presented)	previously presented)	previously presented)	previously presented)
Revenues:
Room revenues	$3,459,770	$2,179,135	$5,638,905	$1,211,894	$6,850,799
Other revenues	11,418,717	9,398,486	20,817,203	5,511,695	26,328,898
Total revenues	14,878,487	11,577,621	26,456,108	6,723,589	33,179,697

Costs and expenses:
Operating costs and expenses	4,921,626	4,514,490	9,436,116	6,464,752	15,900,868
General and administrative	6,353,378	5,621,468	11,974,846	1,769,775	13,744,621
Depreciation and amortization	644,902	694,826	1,339,728	576,441	1,916,169
Total costs and expenses	11,919,906	10,830,784	22,750,690	8,810,968	31,561,658

Operating income (loss)	2,958,581	746,837	3,705,418	(2,087,379)	1,618,039

Gain on forgiveness of Paycheck Protection Program loan	—	2,000,000	2,000,000	—	2,000,000
Interest expense	(83,671)	(85,476)	(169,147)	(109,024)	(278,171)

Net income (loss)	$2,874,910	$2,661,361	$5,536,271	$(2,196,403)	$3,339,868

12. Land Development and Sale Contract

On April 13, 2021, we entered into an Agreement for the Sale and Purchase of Real Property with Toll Brothers, Inc. for the sale and residential development of approximately 53 acres of land along the northern boundary of the property. The sale is contingent upon approval of a land use plan amendment and an amendment to the RPD master plan for Innisbrook from Pinellas County and other governmental agencies, as well as receipt of an approved site plan. We filed a plan amendment application with Pinellas County on December 15, 2021. As our development team continues to progress through the Pinellas County regulatory process, our applications received unanimous approval from the Pinellas Local Planning Authority on April 14, 2022. On May 24, 2022, our application for an amendment to our Land Use Plan and an amendment to the RPD master plan was unanimously approved for transmission to the State of Florida by the Board of County Commissioners of Pinellas County. We are continuing through the regulatory approval process. On October 25, 2022, the Pinellas County Board of County Commissioners unanimously approved Innisbrook’s application to amend our Master Plan and Plan Amendments and adopted Ordinance No. 22-31 amending the Countywide Plan Map, ordinance No. 22-36 amending the Future Land Use Map, and Resolution No. 22-95 for modification of the Development Master Plan on a Residential Planned Development. Toll Brothers, Inc. is currently submitting the site plan application, which is expected to be approved in the coming months.

13. Subsequent Events

None.

SUPPLEMENTAL SCHEDULES OF RENTAL POOL LEASE OPERATION

HISTORICAL SUMMARY

The following financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the years ended December 31, 2022 and 2021.

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

Palm Harbor, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of the Distribution Fund and the Maintenance Fund of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2022 and 2021, and the related statements of operations and changes in participants’ fund balances of the Distribution Fund and statements of changes in participants’ fund balances of the Maintenance Escrow Fund for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Rental Pool as of December 31, 2022 and 2021, and the results of its operations and changes in participants’ fund balances for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

May 5, 2023

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS - DISTRIBUTION FUND

December 31, 2022 and 2021

	2022	2021
ASSETS

RECEIVABLE FROM SALAMANDER INNISBROOK, LLC FOR DISTRIBUTION	$783,918	$673,222
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	78	8
	$783,996	$673,230

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$783,996	$673,230
	$783,996	$673,230

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS - MAINTENANCE ESCROW FUND

December 31, 2022 and 2021

	2022	2021
ASSETS

CASH	$471,375	$290,511
	$471,375	$290,511

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

ACCOUNTS PAYABLE	$47,163	$26,730
TOTAL LIABILITIES	47,163	26,730

CARPET CARE RESERVE	22,055	18,644
PARTICIPANTS’ FUND BALANCES	402,157	245,137
	$471,375	$290,511

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS - DISTRIBUTION FUND

For the Years Ended December 31, 2022 and 2021

	2022	2021
GROSS REVENUES	$8,678,547	$6,860,215

DEDUCTIONS:
Agents’ commissions	307,035	290,188
Credit card fees	207,012	193,980
Audit fees	137,649	90,000
Linen replacements	102,196	54,922
Rental pool complimentary fees	18,326	17,932
	772,218	647,022

ADJUSTED GROSS REVENUES	7,906,329	6,213,193

AMOUNT RETAINED BY LESSEE	(4,743,798)	(3,726,470)

GROSS INCOME DISTRIBUTION	3,162,531	2,486,723

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(1,917)	(5,702)
Miscellaneous pool adjustments	1,392	(136)
Corporate complimentary occupancy fees	—	8,089
Occupancy fees	(750,387)	(684,643)
Office Supplies	—	(1,454)
Advisory Committee expenses	(102,531)	(95,434)

NET INCOME DISTRIBUTION	2,309,088	1,707,443

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	750,387	684,643
Hospitality suite fees	2,686	3,293
Corporate Comp	13,658	—
Associate room fees	19,755	17,220
Incentives	377,787	311,990

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$3,473,361	$2,724,589

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES - DISTRIBUTION FUND

For the Years Ended December 31, 2022 and 2021

	2022	2021

BALANCE, beginning of period	$—	$—

ADDITIONS:
Amounts available for distribution	3,473,361	2,724,589
Interest received or receivable from Maintenance Escrow Fund	78	31
REDUCTIONS:
Amounts accrued or paid to participants	(3,473,439)	(2,724,620)
BALANCE, end of period	$—	$—

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES - MAINTENANCE ESCROW FUND

For the Years Ended December 31, 2022 and 2021

	2022	2021

BALANCE, beginning of period	$245,137	$280,233

ADDITIONS:
Charges to participants to establish or restore escrow balances	511,162	277,187
Member accounts & miscellaneous	1,634	105
REDUCTIONS:
Carpet Carpet Care Reserve	3,655	(5,545)
Maintenance charges	(310,221)	(281,164)
Change in Carpet Care Reserve	(14,407)	(6,814)
Refunds to participants as prescribed by the master lease agreements	(34,803)	(18,865)
BALANCE, end of period	$402,157	$245,137

See notes to financial statements

INNISBROOK RENTAL POOL LEASE OPERATION

SUPPLEMENTAL NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

Rental Pool Agreements - The Rental Pool operates under the provisions of a Master Lease Agreement (the “MLA” or “Agreement”) approved by Company management and the Lessors Advisory Committee (“LAC”). The Agreement commenced on January 1, 2014 for a period of ten years, replacing all lease agreements previously in existence. Under the Agreement, the Resort pays the Participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees or when the unit is used for Rental Pool Comps or as a model, linen replacements, and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

Under the terms of the Agreement, each owner may elect to participate in the Rental Pool for the following year by signing and executing an Annual Lease Agreement (the “ALA”). In 2022 and 2021, amounts available to Participants under the Agreement approximated $4,638,000 and $2,725,000, respectively, of which approximately $690,000 and $596,000 was owed as of December 31, 2022 and 2021, respectively. The balances owed, along with the incentives discussed in the following paragraph, were paid by the Company in 2023 and 2022, respectively.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the Customization of certain units that did not require a full renovation and provided for an Incentive to be paid by the Company to the participants. The Incentive provides for a quarterly payment to each participant, beginning on January 1, 2019 and ending on December 31, 2023, so long as the unit continues to participate in the Rental Pool. Incentive payments due as of December 31, 2022 and 2021, totaled $93,767 and $76,790, respectively.

On June 13, 2019, the Third Addendum to the Master Lease Agreement became effective. The addendum provided with two options for funding of the cost overruns created by the default of the AMH contractor. The first option provided for the Company to fund the cost overruns in exchange for the participant’s dedication of the unit to the Rental Pool as evidenced by a Memorandum of Lease recorded against the title of such participant’s unit in the land records of Pinellas County. The second option provided an additional incentive equal to the cost overrun amount in the form of quarterly payments, adjusted annually, resulting in a reimbursement of 10% of the total amount in 2019, 15% in 2020, 20% in 2021, 25% in 2022, and the remainder in 2023. The additional incentive is included in Incentives under adjustments to net income distribution on the statement of operations – distribution fund.

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

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. Beginning in 2011, by mutual agreement between the LAC and the Resort, until it is determined that the fund requires replenishment, both the occupancy fee (Paragraph 7.3 of the MLA) and the carpet care reserve (Paragraph 1.6 of the MLA) deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreement for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the occupancy fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $5,500 for each of the years ended December 31, 2022 and 2021.

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

Accounts Receivable - Receivables are presented net of any allowances for uncollectible amounts. All receivable balances reflected in the accompanying financial statements as of December 31, 2022 and 2021, were collected in 2023 and 2022, respectively. As such, an allowance for doubtful accounts was not considered necessary as of December 31, 2022 or 2021.

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

The Rental Pool and trustees of the Trust have evaluated their tax positions and have determined that no provision or liability for income taxes is necessary. Conclusions regarding uncertain tax positions are evaluated on an annual basis to determine if facts or circumstances have arisen that might cause a change in judgment regarding the likelihood of a tax position’s sustainability under examination. At December 31, 2022, the Innisbrook Rental Pool Trust believes that no uncertain tax positions exist.

NOTE 3 -   OTHER RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid the Company approximately $197,000 and $181,000 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, no amounts were owed to the Company for such items.

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

SALAMANDER INNISBROOK, LLC

Date : May 5, 2023	By:	/s/ Prem Devadas
Prem Devadas
Manager (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devadas	Manager (Chief Executive Officer)	May 5, 2023

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer	May 5, 2023
and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Loan Agreement Dated as March 28, 2017 among Salamander Innisbrook, LLC and Salamander Innisbrook Condominium, LLC and Branch Banking and Trust Co.
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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