Form 10-K/A
period 2022-12-31
Salamander Innisbrook, LLC
filed 2023-06-22
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☐     No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of June 22, 2023.

Issuer has no common stock subject to this report.

EXPLANATORY NOTE

On May 5, 2023, Salamander Innisbrook, LLC (the “Company”) filed its Annual Report on Form 10-K (the “Original Form 10-K”). The purpose of this Amendment No. 1 to the Original Form 10-K is to replace the Consolidated Statement of Cash Flows which in the Original Form 10-K contained an inadvertent numerical error. No other items of the Original Form 10-K are being amended and this Amendment does not reflect any events occurring after the filing of the Original Form 10-K.

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

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Schedules

The consolidated financial statements and exhibits filed as part of this annual report on Form 10-K are listed on pages 20 and 34 and are incorporated herein by reference.

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

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022 and 2021

	2022	2021

Cash flows from operating activities:
Net income	$2,536,444	$2,722,588
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	7,900	28,810
Gain on forgiveness of Paycheck Protection Program Loans	(2,000,000)	(3,394,500)
Depreciation and amortization	2,563,774	2,592,004
Amortization of deferred financing costs	18,172	69,074
Amortization of lease right-of-use assets	374,330	357,992
Changes in operating assets and liabilities:
Accounts receivable	154,346	(863,138)
Inventories and supplies	(288,875)	(23,089)
Prepaid expenses and other current assets	(275,090)	(35,209)
Accounts payable	255,387	(641,509)
Accrued liabilities and Rental Pool liability	418,539	948,518
Deferred revenues	724,350	1,127,329
Deposits and other assets	(275,498)	(181,165)
Due to/from affiliates, net	(433,166)	(1,273,092)
Operating lease liabilities	(374,330)	(357,992)
Net cash provided by operating activities	3,406,283	1,076,621

Cash flows from investing activities:
Cash paid for deferred contract costs	(2,328)	(159,691)
Purchases of property and equipment	(1,424,468)	(771,121)
Net cash used in investing activities	(1,426,796)	(930,812)

Cash flows from financing activities:
Repayments of note payable	(803,743)	(919,481)
Proceeds from Paycheck Protection Program Loan	—	2,000,000
Net cash (used in) provided by financing activities	(803,743)	1,080,519

Net change in cash and restricted cash	1,175,744	1,226,328

Cash and restricted cash, beginning of period	5,267,750	4,041,422
Cash and restricted cash, end of period	$6,443,494	$5,267,750

Supplemental disclosure of cash flow information:
Cash paid for interest	$276,058	$328,481

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

SALAMANDER INNISBROOK, LLC

Date : June 22, 2023	By:	/s/ Prem Devadas
Prem Devadas
Manager (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devadas	Manager (Chief Executive Officer)	June 22, 2023

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer	June 22, 2023
and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Loan Agreement Dated as March 28, 2017 among Salamander Innisbrook, LLC and Salamander Innisbrook Condominium, LLC and Branch Banking and Trust Co.
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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