Form 10-Q
period 2023-03-31
Salamander Innisbrook, LLC
filed 2023-08-08
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

247 Condominium Rental Pool Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☐   NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and emerging growth company” in Rule 12b-2 of the Exchange Act.

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

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of August 8, 2023. Issuer has no common stock subject to this report.

SALAMANDER INNISBROOK, LLC

QUARTERLY REPORT ON FORM 10-Q

AS OF MARCH 31, 2023

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

PART I

ITEM 1. Condensed Consolidated Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$5,554,027	$4,402,268
Accounts receivable, net	3,637,333	1,722,160
Inventories and supplies	1,097,711	1,170,340
Due from affiliates	341,009	234,875
Prepaid expenses and other current assets	946,825	1,360,992
Total current assets	11,576,905	8,890,635

Property, buildings and equipment, net	32,236,477	32,208,946
Operating lease right-of-use assets	859,026	96,157
Intangibles	4,330,001	4,330,001
Deferred contract costs, net	695,964	927,337
Restricted cash	2,041,226	2,041,226
Deposits and other assets	761,641	751,763
Total assets	$52,501,240	$49,246,065

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$1,629,739	$1,561,469
Accrued liabilities	2,147,489	2,222,130
Rental Pool liability	1,501,083	783,932
Current portion deferred revenues	4,697,152	4,868,236
Due to affiliates	499,047	295,640
Current portion - operating leases	216,130	96,157
Current portion - note payable	876,609	876,609
Total current liabilities	11,567,249	10,704,173

Deferred revenues, net of current portion	1,463,778	1,662,541
Operating leases, net of current portion	642,896	—
Note payable, net of current portion and unamortized deferred financing costs	8,993,542	9,219,524

Total liabilities	22,667,465	21,586,238

Member’s equity	29,833,775	27,659,827
Total liabilities and member’s equity	$52,501,240	$49,246,065

See notes to condensed consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended March 31,
	2023	2022
Revenues:
Room revenues	$3,922,796	$3,459,770
Other revenues	12,829,083	11,418,717
Total revenues	16,751,879	14,878,487

Costs and expenses:
Operating costs and expenses	6,290,946	4,921,626
General and administrative	7,414,536	6,353,378
Depreciation and amortization	647,682	644,902
Total costs and expenses	14,353,164	11,919,906

Operating income	2,398,715	2,958,581

Interest expense	(224,767)	(83,671)

Net income	2,173,948	2,874,910

Member’s equity, beginning of period	27,659,827	25,123,383
Member’s equity, end of period	$29,833,775	$27,998,293

See notes to condensed consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$2,173,948	$2,874,910
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	7,900	3,400
Depreciation and amortization	647,682	644,902
Amortization of deferred financing costs	941	17,268
Amortization of lease right-of-use assets	55,809	91,343
Changes in operating assets and liabilities:
Accounts receivable	(1,923,073)	(862,377)
Inventories and supplies	72,629	(84,176)
Prepaid expenses and other current assets	414,167	56,631
Accounts payable	68,270	(11,668)
Accrued liabilities and Rental Pool liability	642,510	303,398
Deferred revenues	(369,848)	43,293
Deposits and other assets	(9,878)	(70,346)
Due to/from affiliates, net	97,273	208,469
Operating lease liabilities	(55,809)	(91,343)
Net cash provided by operating activities	1,822,521	3,123,704

Cash flows from investing activities:
Cash paid for deferred contract costs	—	(4,689)
Purchases of property and equipment	(443,839)	(226,107)
Net cash used in investing activities	(443,839)	(230,796)

Cash flows from financing activities:
Repayments of note payable	(226,923)	(231,714)
Net cash provided by (used in) financing activities	(226,923)	(231,714)

Net change in cash and restricted cash	1,151,759	2,661,194

Cash and restricted cash, beginning of period	6,443,494	5,267,750
Cash and restricted cash, end of period	$7,595,253	$7,928,944

Supplemental disclosure of cash flow information:
Cash paid for interest	$160,020	$82,768

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liability	$914,835	$—
Operating lease termination and offset of Right-of-use asset and lease liability	$96,157	$—

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

The Company controls and operates the Rental Pool Lease Operation (the “Rental Pool”), a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 247 units or 294 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), quarterly distributions of a percentage of room revenues are required to be made to the condominium owners participating in the Rental Pool. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

Basis of presentation

The accompanying condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Quarterly Report on Form 10-Q. Consequently, they do not include all disclosures normally provided in the audited financial statements included in the Company’s Annual Report on Form 10-K. Accordingly, these condensed financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Recent Accounting Pronouncement - In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which replaces the current incurred loss impairment methodology for most financial assets with the current expected credit loss, or CECL, methodology. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The Company adopted the new standard effective January 1, 2023, which did not have a material impact to the consolidated financial statements.

2. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Land and land improvements	$21,846,601	$21,846,601
Buildings	28,545,967	28,545,967
Furniture, fixtures and equipment	11,532,233	11,531,015
Construction in progress	935,976	493,129
	62,860,777	62,416,712
Less accumulated depreciation and amortization	(30,624,300)	(30,207,766)
	$32,236,477	$32,208,946

Depreciation expense was $416,533 and $414,169 for the quarters ended March 31, 2023 and 2022, respectively.

3. Leases

Operating Leases

On December 20, 2018, we entered into a master lease agreement with DLL Finance, LLC under which we had three leases of golf carts and utility vehicles. Total monthly payments under the leases of $32,300 commenced in April 2019, and continued through March 31, 2023.

On November 8, 2022, we entered into another lease agreement with DLL Finance, LLC, for golf carts. Total monthly payments under the lease of $20,654 commenced in January 2023, and continues for a period of 48 months.

As of March 31, 2023, the remaining lease terms in years approximated four years and the discount rate was 4.17%. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease terms.

Future minimum lease payments under operating leases for the remaining nine months ended December 31, 2023 and the year ended December 31, 2024 through 2026 are as follows:

Periods Ending December 31,
2023 (Remaining 9 months)	$185,882
2024	247,842
2025	247,842
2026	247,842
Total future minimum lease payments	929,408
Less imputed interest	(70,382)
Total present value of future minimum lease payments	$859,026

Operating lease expense approximated $158,825 and $96,750 for each of the quarters ended March 31, 2023 and 2022, respectively.

4. Contingency

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

5. Retirement Plan

We sponsor a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. We match one half of the first 6% of the contributions of each employee. We made matching contributions of approximately $100,900 and $62,500 for the quarters ended March 31, 2023 and 2022, respectively.

6. Rental Pool Operations

In December 2013, we entered a Master Lease Agreement (“Agreement”) with the Rental Pool’s Lessors Advisory Committee (“LAC”). The Agreement commenced on January 1, 2014 for a period of ten years, replacing all lease agreements previously in existence. Under the Agreement, the Resort pays the Participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. The Participants are also entitled to 35 nights in-season and complimentary gift certificates for golf and food & beverage. Their guests will be entitled to the same privileges as the Participants when occupying the participant’s units. As of March 31, 2023 and December 31, 2022, amounts available to Participants under the Agreement approximated $1,389,200 and $690,000. The March 31, 2023 balance, along with the incentive discussed in the following paragraph is reflected as a Rental Pool liability in our March 31, 2023 consolidated balance sheet. The liabilities were paid in 2023 and 2022, respectively.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the customization of certain units that did not require a full renovation, and provided for an incentive payment plan (“Incentive”) to be paid by us to the Participants. The Incentive provides for a quarterly payment to each participant, beginning on January 1, 2019 and ending on December 31, 2023, so long as the unit continues to participate in the Rental Pool. Incentive payments due as of March 31, 2023 and December 31, 2022 totaled $111,932 and $93,769, respectively.

On July 2, 2019, the Third Addendum to the MLA became effective. The addendum provided with two options for funding of the cost overruns created by the default of AMH. The first option provided that we would fund the cost overruns in exchange for the Participating Owner’s dedication of their unit to the Rental Pool as evidenced by a Memorandum of Lease recorded against the title of such participant’s unit in the land records of Pinellas County. The second option provided an additional incentive payment equal to the cost overrun amount in the form of quarterly payments, adjusted annually, resulting in a reimbursement of 10% of the total amount in 2019, 15% in 2020, 20% in 2021, 25% in 2022, and the remainder in 2023. Participants choosing option 1 represented 192 units (233 doors) and Participants choosing option 2 represented 13 units (15 doors). For option 1, we paid Participants $3,146,363 in 2019, which amount is being amortized over the five-year term of the participants’ lease dedication beginning January 1, 2019 and ending on December 31, 2023. Amortization expense of this asset (i.e. Deferred Contract Costs) during the quarters ended March 31, 2023 and 2022 approximated $236,100 and $230,700, respectively, and are included in depreciation and amortization expense.

The remaining balance of these costs as of March 31, 2023 was $695,964 and are expected to be fully amortized by December 31, 2023.

7. Other Related Party Transactions

We incurred management fees to Salamander Hospitality, LLC, an entity related to us by virtue of common ownership, of $498,851 and $437,956 during the quarters ended March 31, 2023 and 2022, respectively. These fees are included in general and administrative expenses in the accompanying consolidated statements of operations.

At March 31, 2023 and December 31, 2022, we owed our affiliates approximately $499,000 and $295,600, respectively, and had receivables from our affiliates of approximately $341,000 and $234,900, respectively. The affiliate receivables and payables are unsecured, non-interest bearing and are due on demand.

Pursuant to terms of the Agreement, the Innisbrook Rental Pool Lease Operation reimbursed us approximately $43,000 and $39,000 during the respective quarters ended March 31, 2023 and 2022, for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are reflected as reductions of general and administrative expenses in the accompanying consolidated statements of operations.

At March 31, 2023 and December 31, 2022, we were owed $79,376 and $99,047, respectively, from Innisbrook Condominium Association, a third party collectively owned by the condominium owners at Innisbrook.

All three of the condominiums that we own participated in the Rental Pool under the Agreement in 2023 and 2022, in the same manner as all other Rental Pool participants.

8. Note Payable

On March 28, 2017, we obtained a loan in the amount of fifteen million dollars ($15,000,000) from Truist Bank (formerly known as Branch Banking and Trust Company (“BB&T”)). The loan was initially being repaid over a five-year period in monthly installments of principal plus interest based on a 15-year amortization schedule commencing on May 5, 2017, with the remaining unpaid balance due in full on April 5, 2022. On April 4, 2022, the loan maturity date was extended to July 5, 2022, and the rate of interest was modified to the adjusted term SOFR rate plus 2.30% per annum adjusted monthly.

On July 5, 2022, the loan was amended again whereby monthly principal payments of $73,051 plus interest commenced on August 5, 2022 and continue until July 5, 2034 at which time the balance will be paid (7% at March 31, 2023).

The loan is collateralized by our real and personal property, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates.

Future maturities of the note payable are as follows as of March 31, 2023:

Year ending December 31,
2023 (Remaining 9 months)	$657,456
2024	876,609
2025	876,609
2026	876,609
2027	876,609
2028-2034	5,771,008
9,934,900
Less unamortized deferred financing costs	(64,749)
$9,870,151

9. Land Development and Sale Contract

On April 13, 2021, we entered into an Agreement for the Sale and Purchase of Real Property with Toll Brothers, Inc. for the sale and residential development of approximately 53 acres of land along the northern boundary of the property. The sale is contingent upon approval of a land use plan amendment and an amendment to the RPD master plan for Innisbrook from Pinellas County and other governmental agencies, as well as receipt of an approved site plan. We filed a plan amendment application with Pinellas County on December 15, 2021. As our development team continues to progress through the Pinellas County regulatory process, our applications received unanimous approval from the Pinellas Local Planning Authority on April 14, 2022. On May 24, 2022, our application for an amendment to our Land Use Plan and an amendment to the RPD master plan was unanimously approved for transmission to the State of Florida by the Board of County Commissioners of Pinellas County. We are continuing through the regulatory approval process. On October 25, 2022, the Pinellas County Board of County Commissioners unanimously approved Innisbrook’s application to amend our Master Plan and Plan Amendments and adopted Ordinance No. 22-31 amending the Countywide Plan Map, ordinance No. 22-36 amending the Future Land Use Map, and Resolution No. 22-95 for modification of the Development Master Plan on a Residential Planned Development. Toll Brothers, Inc. is currently submitting the site plan application, which is expected to be approved in the beginning of July. Subsequent to the approval, a two week permitting process will be underway. We plan to close with Toll Brothers, Inc. by the end of August 2023.

10. Other Subsequent Events

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

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS – DISTRIBUTION FUND

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS

RECEIVABLE FROM SALAMANDER INNISBROOK, LLC FOR DISTRIBUTION	$1,499,517	$783,918
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	1,447	78
	$1,500,964	$783,996
LIABILITIES AND PARTICIPANTS’ FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$1,500,964	$783,996
	$1,500,964	$783,996

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS - MAINTENANCE ESCROW FUND

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
CASH	$496,346	$471,375
	$496,346	$471,375

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

ACCOUNTS PAYABLE	$22,252	$47,163
TOTAL LIABILITIES	22,252	47,163

CARPET CARE RESERVE	22,054	22,055
PARTICIPANTS’ FUND BALANCES	452,040	402,157
	$496,346	$471,375

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS - DISTRIBUTION FUND

(Unaudited)

	Three months ended March 31,
	2023	2022
GROSS REVENUES	$3,808,269	$3,404,134

DEDUCTIONS:
Agents’ commissions	100,386	87,577
Credit card fees	97,527	90,564
Audit fees	37,500	22,500
Linen replacements	56,480	30,584
Rental pool complimentary fees	4,460	3,944
	296,353	235,169

ADJUSTED GROSS REVENUES	3,511,916	3,168,965

AMOUNT RETAINED BY LESSEE	(2,107,150)	(1,901,379)

GROSS INCOME DISTRIBUTION	1,404,766	1,267,586

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	—	(464)
Miscellaneous pool adjustments	(118)	(653)
Occupancy fees	(268,643)	(238,073)
Advisory Committee expenses	(25,876)	(24,652)

NET INCOME DISTRIBUTION	1,110,129	1,003,744

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	268,643	238,073
Hospitality suite fees	1,868	2,074
Corporate Comp	3,860	—
Associate room fees	3,085	4,430
Incentives	111,932	95,501

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$1,499,517	$1,343,822

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES - DISTRIBUTION FUND

(Unaudited)

	Three months ended March 31,
	2023	2022
BALANCE, beginning of period	$—	$—

ADDITIONS:
Amounts available for distribution	1,499,517	1,343,822
Interest received or receivable from Maintenance Escrow Fund	1,447	8
REDUCTIONS:
Amounts accrued or paid to participants	(1,500,964)	(1,343,830)
BALANCE, end of period	$—	$—

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES - MAINTENANCE ESCROW FUND

(Unaudited)

	Three months ended March 31,
	2023	2022
BALANCE, beginning of period	$402,157	$245,137

ADDITIONS:
Charges to participants to establish or restore escrow balances	144,946	30,406
Member accounts & miscellaneous	137	60
REDUCTIONS:
Carpet Care Reserve	(3,810)	3,743
Maintenance charges	(87,229)	(69,394)
Change in Carpet Care Reserve	—	488
Refunds to participants as prescribed by the master lease agreements	(4,161)	(8,394)
BALANCE, end of period	$452,040	$202,046

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

Under the terms of the Agreement, each owner may elect to participate in the Rental Pool for the following year by signing and executing an Annual Lease Agreement (the “ALA”). As of March 31, 2023 and December 31, 2022, amounts available to Participants under the Agreement, and the incentives discussed in the next paragraph, approximated $1,501,000 and $783,900, respectively. The balances owed, along with the incentives discussed in the following paragraph, were paid by the Company in 2023 and 2022, respectively.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the Customization of certain units that did not require a full renovation and provided for an Incentive to be paid by the Company to the participants. The Incentive provides for a quarterly payment to each participant, beginning on January 1, 2019 and ending on December 31, 2023, so long as the unit continues to participate in the Rental Pool. Incentive payments due as of March 31, 2023 and December 31, 2022 totaled $111,932 and $93,769, respectively.

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

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. Beginning in 2011, by mutual agreement between the LAC and the Resort, until it is determined that the fund requires replenishment, both the occupancy fee (Paragraph 7.3 of the MLA) and the carpet care reserve (Paragraph 1.6 of the MLA) deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreement for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the occupancy fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $4,000 for the quarters ended March 31, 2023 and 2022.

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

OTHER RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid the Company approximately $43,000 and $39,000 during the quarters ended March 31, 2023 and 2022, respectively, for maintenance and housekeeping labor, use of the telephone lines and other supplies.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Innisbrook, LLC, owns three condominiums. All three condominiums participate in the Rental Pool under the MLA in the same manner as other Rental Pool participants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

	Three months ended March 31,
	2023	%	2022	%	Inc/(dec)	% Chg
Resort revenues:
Room revenues	$3,922,796	23.4%	$3,459,770	23.3%	$463,026	13.4%
Other revenues	12,829,083	76.6%	11,418,717	76.7%	1,410,366	12.4%
Total revenues	16,751,879	100.0%	14,878,487	100.0%	1,873,392	12.6%

Costs and expenses:
Operating costs and expenses	6,290,946	37.6%	4,921,626	33.1%	1,369,320	27.8%
General and administrative	7,414,536	44.3%	6,353,378	42.7%	1,061,158	16.7%
Depreciation and amortization	647,682	3.9%	644,902	4.3%	2,780	0.4%
Total costs and expenses	14,353,164	85.7%	11,919,906	80.1%	2,433,258	20.4%
Operating income (loss)	2,398,715	14.3%	2,958,581	19.9%	(559,866)	-18.9%

Interest expense	(224,767)	-1.5%	(83,671)	-0.6%	(141,096)	168.6%
Net income	$2,173,948	13.0%	$2,874,910	19.3%	$(700,962)	-24.4%

Overall resort revenues increased by $1,873,392 or 12.6% during the quarter ended March 31, 2023 compared with the quarter ended March 31, 2022. The increase in revenues was primarily driven by the Valspar Tournament, as the prior year tournament was held in April 2022. In addition, activity at the Resort increased due to certain restrictions imposed by the COVID 19 pandemic being relaxed. Total costs and expenses increased year-over-year by $2,433,258 or 20% which is attributable to inflation and the increase in revenues across the same period.

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

Liquidity and Capital Resources

Cash generated from operating activities approximated $1,823,000 and $3,124,000 during the quarters ended March 31, 2023 and 2022, respectively, a decrease of approximately $1,301,000. The decrease resulted substantially from the following:

●	A decline in net income of approximately $770,000.
●	An increase in account receivables of approximately $1,060,000.

We used cash of approximately $444,000 and $231,000 for investing activities during the quarters ended March 31, 2023 and 2022, respectively. The increase of approximately $213,000 resulted from increased equipment purchases in 2023 compared to 2022.

We used cash for financing activities of approximately $227,000 and $232,000 during the quarters ended March 31, 2023 and 2022, respectively. The funds were used to pay monthly principal payments under our note payable with Truist bank.

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

Contractual Commitments

The following is a summary of our contractual obligations as of March 31, 2023:

		Remaining 9 months	Years Ending December 31,
Contractual Obligations	Total	2023	2024	2025	2026	2027	2028 - 2034
Operating lease obligation (1)	$859,026	$161,252	$222,982	$232,457	$242,335	$—	$—
Interest payments on outstanding lease obligation (2)	70,382	24,630	24,860	15,385	5,507	—	—

Total	$929,408	$185,882	$247,842	$247,842	$247,842	$—	$—

Long term debt obligation (1)	$9,934,900	$657,456	$876,609	$876,609	$876,609	$876,609	$5,771,007
Interest payments on outstanding debt obligation (2)	2,662,822	340,694	417,350	375,071	333,965	292,859	902,883

Total	$12,597,722	$998,150	$1,293,959	$1,251,680	$1,210,574	$1,169,468	$6,673,890
(1)	Amounts include principal payments only
(2)	Projected interest payments are based on the outstanding principal amounts and interest rates at December 31, 2022

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks arise from changes in interest rates, foreign currency exchange rates and other market changes that affect market sensitive instruments. The carrying value of variable rate debt financing reflected in our consolidated balance sheet at March 31, 2023, approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

We are obligated under a note payable with interest at the SOFR rate plus 2.3% per annum adjusted monthly. The loan is collateralized by our real and personal property and guarantees of certain affiliates. As of March 31, 2023, the note payable consisted of the following:

	Principal as of	Interest Rate as of	Principal as of	Interest Rate as of
Mortgage Loan	March 31, 2023	March 31, 2023	December 31, 2022	December 31, 2022	Maturity Date
Truist Bank (formerly known as Branch Banking and Trust Company (BB&T))	$9,934,900	7.0000%	$10,154,049	6.5000%	July 5, 2034
Less unamortized debt issuance costs	(64,749)		(57,917)

Total	$9,870,151		$10,096,132

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in our SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. At March 31, 2023, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at March 31, 2023, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2023, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of March 31, 2023, the Company’s internal controls over financial reporting were effective.

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

(a). See page 23 for the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMANDER INNISBROOK, LLC

Date : August 8, 2023	By:	/s/ Prem Devadas
Prem Devadas
Manager (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devadas	Manager (Chief Executive Officer)	August 8, 2023

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 8, 2023

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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