Form 10-Q
period 2023-06-30
Salamander Innisbrook, LLC
filed 2023-09-29
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of September 29, 2023. Issuer has no common stock subject to this report.

SALAMANDER INNISBROOK, LLC

QUARTERLY REPORT ON FORM 10-Q

AS OF JUNE 30, 2023

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

PART I

ITEM 1. Condensed Consolidated Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$5,047,980	$4,402,268
Accounts receivable, net	2,040,203	1,722,160
Inventories and supplies	1,052,737	1,170,340
Due from affiliates	482,354	234,875
Prepaid expenses and other current assets	467,973	1,360,992
Total current assets	9,091,247	8,890,635

Property, buildings and equipment, net	32,693,756	32,208,946
Operating lease right-of-use assets	805,834	96,157
Intangibles	4,330,001	4,330,001
Deferred contract costs, net	466,984	927,337
Restricted cash	2,041,226	2,041,226
Deposits and other assets	744,945	751,763
Total assets	$50,173,993	$49,246,065

Liabilities and Member’s Equity
Current liabilities:
Accounts payable	$1,099,337	$1,561,469
Accrued liabilities	2,215,548	2,222,130
Rental Pool liability	940,700	783,932
Current portion deferred revenues	3,849,029	4,868,236
Due to affiliates	483,940	295,640
Current portion - operating leases	218,390	96,157
Current portion - note payable	876,609	876,609
Total current liabilities	9,683,553	10,704,173

Deferred revenues, net of current portion	1,502,640	1,662,541
Operating leases, net of current portion	587,444	—
Note payable, net of current portion and unamortized deferred financing costs	8,776,900	9,219,524
Total liabilities	20,550,537	21,586,238

Member’s equity	29,623,456	27,659,827
Total liabilities and member’s equity	$50,173,993	$49,246,065

See notes to condensed consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Room revenues	$2,401,024	$2,179,135	$6,323,820	$5,638,905
Other revenues	9,458,359	9,398,486	22,287,442	20,817,203
Total revenues	11,859,383	11,577,621	28,611,262	26,456,108

Costs and expenses:
Operating costs and expenses	5,142,054	4,514,490	11,433,000	9,436,116
General and administrative	5,990,835	5,621,468	13,405,371	11,974,846
Depreciation and amortization	644,772	694,826	1,292,454	1,339,728
Total costs and expenses	11,777,661	10,830,784	26,130,825	22,750,690

Operating income	81,722	746,837	2,480,437	3,705,418

Gain on forgiveness of Paycheck Protection Program loan	—	2,000,000	—	2,000,000
Interest expense	(292,041)	(85,476)	(516,808)	(169,147)

Net (loss) income	(210,319)	2,661,361	1,963,629	5,536,271

Member’s equity, beginning of period	29,833,775	27,998,293	27,659,827	25,123,383
Member’s equity, end of period	$29,623,456	$30,659,654	$29,623,456	$30,659,654

See notes to condensed consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,963,629	$5,536,271
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	5,810	4,900
Gain on forgiveness of Paycheck Protection Program Loan	—	(2,000,000)
Depreciation and amortization	1,292,454	1,339,728
Amortization of deferred financing costs	2,824	18,172
Amortization of lease right-of-use assets	109,001	182,686
Changes in operating assets and liabilities:
Accounts receivable	(323,853)	(280,454)
Inventories and supplies	117,603	(148,056)
Prepaid expenses and other current assets	893,019	500,098
Accounts payable	(462,132)	(496,710)
Accrued liabilities and Rental Pool liability	150,186	(131,575)
Deferred revenues	(1,179,108)	(435,215)
Deposits and other assets	6,818	(127,254)
Due to/from affiliates, net	(59,179)	(106,461)
Operating lease liabilities	(109,001)	(182,686)
Net cash provided by operating activities	2,408,071	3,673,444

Cash flows from investing activities:
Cash paid for deferred contract costs	—	(5,312)
Purchases of property and equipment	(1,316,911)	(380,352)
Net cash used in investing activities	(1,316,911)	(385,664)

Cash flows from financing activities:
Repayments of note payable	(445,448)	(380,573)
Net cash (used in) financing activities	(445,448)	(380,573)

Net change in cash and restricted cash	645,712	2,907,207

Cash and restricted cash, beginning of period	6,443,494	5,267,750
Cash and restricted cash, end of period	$7,089,206	$8,174,957

Supplemental disclosure of cash flow information:
Cash paid for interest	$454,571	$80,856

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liability	$914,835	$—
Operating lease termination and offset of Right-of-use asset and lease liability	$96,157	$—

See notes to condensed consolidated financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of business

Salamander Innisbrook, LLC (the “Company”), owns and operates the Innisbrook Resort and Golf Club (the “Resort”). The Company is owned by a sole member who does not have any personal liability for any of the Company’s obligations except as expressly provided by law and/or contractual obligation. The Company owns three condominiums under Salamander Innisbrook Condominiums, LLC.

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

2. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Land and land improvements	$21,955,901	$21,846,601
Buildings	29,634,156	28,545,967
Furniture, fixtures and equipment	11,749,033	11,531,015
Construction in progress	392,589	493,129
	63,731,679	62,416,712
Less accumulated depreciation and amortization	(31,037,923)	(30,207,766)
	$32,693,756	$32,208,946

Depreciation expense was $413,624 and $463,678 for the quarters ended June 30, 2023 and 2022, respectively, and $830,157 and $877,847 for the six-month periods ended June 30, 2023 and 2022, respectively.

3. Leases

Operating Leases

On December 20, 2018, we entered into a master lease agreement with DLL Finance, LLC under which we had three leases of golf carts and utility vehicles. Total monthly payments under the leases of $32,300 commenced in April 2019, and continued through March 31, 2023.

On November 8, 2022, we entered into a new lease agreement with DLL Finance, LLC, for golf carts. Total monthly payments under the lease of $20,654 commenced in January 2023, and continues for a period of 48 months.

As of June 30, 2023, the remaining lease terms in years approximated three and a half years and the discount rate was 4.17%. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease terms.

Future minimum lease payments under operating leases for the remaining six months ended December 31, 2023 and the year ended December 31, 2024 through 2026 are as follows:

Periods Ending December 31,
2023 (Remaining 6 months)	$123,921
2024	247,842
2025	247,842
2026	247,842
Total future minimum lease payments	867,447
Less imputed interest	(61,614)
Total present value of future minimum lease payments	$805,833

Operating lease expense approximated $61,960 and $96,750 for each of the quarters ended June 30, 2023 and 2022, respectively, and $220,790 and $193,500 for each of the six-month periods ended June 30, 2023 and 2022, respectively.

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

5. Retirement Plan

We sponsor a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. We match one half of the first 6% of the contributions of each employee. We made matching contributions of approximately $76,800 and $63,700 for the quarters ended June 30, 2023 and 2022, respectively, and approximately $177,700 and $126,200 for the six-month periods ended June 30, 2023 and 2022, respectively.

6. Rental Pool Operations

In December 2013, we entered a Master Lease Agreement (“Agreement”) with the Rental Pool’s Lessors Advisory Committee (“LAC”). The Agreement commenced on January 1, 2014 for a period of ten years, replacing all lease agreements previously in existence. Under the Agreement, the Resort pays the Participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. The Participants are also entitled to 35 nights in-season and complimentary gift certificates for golf and food & beverage. Their guests will be entitled to the same privileges as the Participants when occupying the participant’s units. As of June 30, 2023 and December 31, 2022, amounts available to Participants under the Agreement approximated $828,000 and $690,000, respectively. The June 30, 2023 balance, along with the incentive discussed in the following paragraph is reflected as a Rental Pool liability in our June 30, 2023 consolidated balance sheet. The liabilities were paid subsequent to the respective period ends.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the customization of certain units that did not require a full renovation, and provided for an incentive payment plan (“Incentive”) to be paid by us to the Participants. The Incentive provides for a quarterly payment to each participant, beginning on January 1, 2019 and ending on December 31, 2023, so long as the unit continues to participate in the Rental Pool. Incentive payments due as of June 30, 2023 and December 31, 2022 totaled $111,932 and $93,769, respectively.

On July 2, 2019, the Third Addendum to the MLA became effective. The addendum provided with two options for funding of the cost overruns created by the default of AMH. The first option provided that we would fund the cost overruns in exchange for the Participating Owner’s dedication of their unit to the Rental Pool as evidenced by a Memorandum of Lease recorded against the title of such participant’s unit in the land records of Pinellas County. The second option provided an additional incentive payment equal to the cost overrun amount in the form of quarterly payments, adjusted annually, resulting in a reimbursement of 10% of the total amount in 2019, 15% in 2020, 20% in 2021, 25% in 2022, and the remainder in 2023. Participants choosing option 1 represented 192 units (233 doors) and Participants choosing option 2 represented 13 units (15 doors). For option 1, we paid Participants $3,146,363 in 2019, which amount is being amortized over the five-year term of the participants’ lease dedication beginning January 1, 2019 and ending on December 31, 2023. Amortization expense of this asset (i.e. Deferred Contract Costs) during the quarters ended June 30, 2023 and 2022 approximated $226,000 and $231,000, respectively, and approximately $462,000 and $464,000 for the six months ended June 30, 2023 and 2022, respectively, and are included in depreciation and amortization expense.

The remaining balance of this asset as of June 30, 2023 was $466,984 and such amount is expected to be fully amortized by December 31, 2023.

7. Other Related Party Transactions

We incurred management fees to Salamander Hospitality, LLC, an entity related to us by virtue of common ownership, of $353,279 and $339,356 during the quarters ended June 30, 2023 and 2022, respectively, and $852,130 and $777,312 during the six-month period ending July 30, 2023 and 2022, respectively. These fees are included in general and administrative expenses in the accompanying consolidated statements of operations.

At June 30, 2023 and December 31, 2022, we owed our affiliates approximately $484,000 and $296,000, respectively, and had receivables from our affiliates of approximately $482,000 and $235,000, respectively. The affiliate receivables and payables are unsecured, non-interest bearing and are due on demand.

Pursuant to terms of the Agreement, the Innisbrook Rental Pool Lease Operation reimbursed us approximately $45,000 and $56,000 during the respective quarters ended June 30, 2023 and 2022, respectively, and approximately $88,000 and $95,000 for the six months ended June 30, 2023 and 2022, respectively, for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are reflected as reductions of general and administrative expenses in the accompanying consolidated statements of operations.

All three of the condominiums that we own participated in the Rental Pool under the Agreement in 2023 and 2022, in the same manner as all other Rental Pool participants.

8. Note Payable

We are obligated under a loan agreement with Truist Bank. The note payable has interest at the SOFR rate plus 2.3% per annum adjusted monthly. The loan requires monthly principal payments of $73,051 plus interest through July 5, 2034 at which time the balance will be paid (the interest rate was 7.5% at June 30, 2023).

The loan is collateralized by our real and personal property, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates.

Future maturities of the note payable are as follows as of June 30, 2023:

Periods ending December 31,
2023 (Remaining 6 months)	$438,301
2024	876,609
2025	876,609
2026	876,609
2027	876,609
2028-2034	5,771,008
9,715,745
Less unamortized deferred financing costs	(62,236)
$9,653,509

9. Land Development and Sale Contract

On April 13, 2021, we entered into an Agreement for the Sale and Purchase of Real Property with Toll Brothers, Inc. for the sale and residential development of approximately 53 acres of land along the northern boundary of the property. The sale is contingent upon approval of a land use plan amendment and an amendment to the RPD master plan for Innisbrook from Pinellas County and other governmental agencies, as well as receipt of an approved site plan. We filed a plan amendment application with Pinellas County on December 15, 2021. As our development team continues to progress through the Pinellas County regulatory process, our applications received unanimous approval from the Pinellas Local Planning Authority on April 14, 2022. On May 24, 2022, our application for an amendment to our Land Use Plan and an amendment to the RPD master plan was unanimously approved for transmission to the State of Florida by the Board of County Commissioners of Pinellas County. We are continuing through the regulatory approval process. On October 25, 2022, the Pinellas County Board of County Commissioners unanimously approved Innisbrook’s application to amend our Master Plan and Plan Amendments and adopted Ordinance No. 22-31 amending the Countywide Plan Map, ordinance No. 22-36 amending the Future Land Use Map, and Resolution No. 22-95 for modification of the Development Master Plan on a Residential Planned Development. Toll Brothers is continuing to pursue final site plan approval from Pinellas County. The closing of the sale will occur within thirty (30) days of receipt of the site plan approval, which is expected in the fourth quarter of 2023.

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

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS – DISTRIBUTION FUND

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS

RECEIVABLE FROM SALAMANDER INNISBROOK, LLC FOR DISTRIBUTION	$935,840	$783,918
INTEREST RECEIVABLE FROM MAINTENANCE ESCROW FUND	4,320	78
	$940,160	$783,996
LIABILITIES AND PARTICIPANTS’ FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$940,160	$783,996
	$940,160	$783,996

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS - MAINTENANCE ESCROW FUND

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
CASH	$589,688	$471,375
	$589,688	$471,375

LIABILITIES AND PARTICIPANTS’ FUND BALANCES

ACCOUNTS PAYABLE	$39,211	$47,163
TOTAL LIABILITIES	39,211	47,163

CARPET CARE RESERVE	16,394	22,055
PARTICIPANTS’ FUND BALANCES	534,083	402,157
	$589,688	$471,375

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS - DISTRIBUTION FUND

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
GROSS REVENUES	$2,352,571	$2,130,204	$6,160,840	$5,534,338

DEDUCTIONS:
Agents’ commissions	112,455	79,674	212,841	167,251
Credit card fees	65,092	51,836	162,619	142,400
Audit fees	38,414	22,524	75,914	45,024
Linen replacements	27,409	26,559	83,889	57,143
Rental pool complimentary fees	5,980	4,472	10,440	8,416
	249,350	185,065	545,703	420,234

ADJUSTED GROSS REVENUES	2,103,221	1,945,139	5,615,137	5,114,104

AMOUNT RETAINED BY LESSEE	(1,261,932)	(1,167,084)	(3,369,082)	(3,068,463)

GROSS INCOME DISTRIBUTION	841,289	778,055	2,246,055	2,045,641

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	—	(397)	—	(861)
Miscellaneous pool adjustments	(620)	1,914	(738)	1,261
Occupancy fees	(223,313)	(194,033)	(491,956)	(432,106)
Advisory Committee expenses	(23,943)	(22,516)	(49,819)	(47,168)

NET INCOME DISTRIBUTION	593,413	563,023	1,703,542	1,566,767

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	223,313	194,033	491,956	432,106
Hospitality suite fees	516	—	2,384	2,074
Corporate Comp	2,726	5,696	6,586	5,696
Associate room fees	3,940	6,320	7,025	10,750
Incentives	111,932	94,339	223,864	189,840

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$935,840	$863,411	$2,435,357	$2,207,233

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES - DISTRIBUTION FUND

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
BALANCE, beginning of period	$—	$—	$—	$—

ADDITIONS:
Amounts available for distribution	935,840	863,411	2,435,357	2,207,233
Interest received or receivable from Maintenance Escrow Fund	4,320	9	5,767	17
REDUCTIONS:
Amounts accrued or paid to participants	(940,160)	(863,420)	(2,441,124)	(2,207,250)
BALANCE, end of period	$—	$—	$—	$—

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES - MAINTENANCE ESCROW FUND

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
BALANCE, beginning of period	$452,040	$202,046	$402,157	$245,137

ADDITIONS:
Charges to participants to establish or restore escrow balances	171,028	246,354	315,974	276,760
Member accounts & miscellaneous	177	(670)	314	(610)
REDUCTIONS:
Carpet Care Reserve	3,810	(9,288)	—	(5,545)
Maintenance charges	(88,016)	(74,132)	(175,245)	(143,526)
Change in Carpet Care Reserve	(4,888)	755	(4,888)	1,243
Refunds to participants as prescribed by the master lease agreements	(68)	(12,689)	(4,229)	(21,083)
BALANCE, end of period	$534,083	$352,376	$534,083	$352,376

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

Under the terms of the Agreement, each owner may elect to participate in the Rental Pool for the following year by signing and executing an Annual Lease Agreement (the “ALA”). As of June 30, 2023 and December 31, 2022, amounts available to Participants under the Agreement approximated $828,000 and $690,000. The June 30, 2023 balance, along with the incentive discussed in the following paragraph is reflected as a Rental Pool liability in the Company’s June 30, 2023 consolidated balance sheet. The liabilities were paid in 2023.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the Customization of certain units that did not require a full renovation and provided for an Incentive to be paid by the Company to the participants. The Incentive provides for a quarterly payment to each participant, beginning on January 1, 2019 and ending on December 31, 2023, so long as the unit continues to participate in the Rental Pool. Incentive payments due as of June 30, 2023 and December 31, 2022 totaled $111,932 and $93,769, respectively.

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

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. Beginning in 2011, by mutual agreement between the LAC and the Resort, until it is determined that the fund requires replenishment, both the occupancy fee (Paragraph 7.3 of the MLA) and the carpet care reserve (Paragraph 1.6 of the MLA) deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreement for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the occupancy fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximated $7,000 and $2,000 for the quarters ended June 30, 2023 and 2022, respectively, and approximately $11,000 and $6,000.

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

OTHER RELATED PARTY TRANSACTIONS

Pursuant to terms of the Agreement, the Innisbrook Rental Pool Lease Operation reimbursed the Company approximately $45,000 and $56,000 during the respective quarters ended June 30, 2023 and 2022, and approximately $88,000 and $95,000 for the six months ended June 30, 2023 and 2022, respectively, for maintenance and housekeeping labor, use of the telephone lines and other supplies.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Innisbrook, LLC, owns three condominiums. All three condominiums participate in the Rental Pool under the MLA in the same manner as other Rental Pool participants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

	Three months ended June 30,						Six months ended June 30,
	2023	%	2022	%	Inc/(dec)	% Chg	2023	%	2022	%	Inc/(dec)	% Chg
Resort revenues:
Room revenues	$2,401,024	20.2%	$2,179,135	18.8%	$221,889	10.2%	$6,323,820	22.1%	$5,638,905	21.3%	$684,915	12.1%
Other revenues	9,458,359	79.8%	9,398,486	81.2%	59,873	0.6%	22,287,442	77.9%	20,817,203	78.7%	1,470,239	7.1%
Total revenues	11,859,383	100.0%	11,577,621	100.0%	281,762	2.4%	28,611,262	100.0%	26,456,108	100.0%	2,155,154	8.1%

Costs and expenses:
Operating costs and expenses	5,142,054	43.4%	4,514,490	39.0%	627,564	13.9%	11,433,000	40.0%	9,436,116	81.5%	1,996,884	21.2%
General and administrative	5,990,835	50.5%	5,621,468	48.6%	369,367	6.6%	13,405,371	46.9%	11,974,846	103.4%	1,430,525	11.9%
Depreciation and amortization	644,772	5.4%	694,826	6.0%	(50,054)	-7.2%	1,292,454	4.5%	1,339,728	11.6%	(47,274)	-3.5%
Total costs and expenses	11,777,661	99.3%	10,830,784	93.5%	946,877	8.7%	26,130,825	91.3%	22,750,690	196.5%	3,380,135	14.9%
Operating income (loss)	81,722	0.7%	746,837	6.5%	(665,115)	-89.1%	2,480,437	8.7%	3,705,418	32.0%	(1,224,981)	-33.1%

Gain on forgiveness of Paycheck Protection Program loan	—	0.0%	2,000,000	17.3%	(2,000,000)	-100.0%	—	0.0%	2,000,000	17.3%	(2,000,000)	-100.0%
Interest expense	(292,041)	-2.5%	(85,476)	-0.7%	(206,565)	241.7%	(516,808)	-1.8%	(169,147)	-1.5%	(347,661)	205.5%
Net income (loss)	$(210,319)	-1.8%	$2,661,361	23.0%	$(2,871,680)	-107.9%	$1,963,629	6.9%	$5,536,271	47.8%	$(3,572,642)	-64.5%

Overall resort revenues increased by approximately $282,000 or 2.4% during the quarter ended June 30, 2023 compared with the quarter ended June 30, 2022 and approximately $2,155,000 or 8.1% during the six months ended June 30, 2023 compared with the six months ended June 30,2022. The increases were primarily driven by the Valspar Tournament. Total costs and expenses increased by approximately $947,000 or 8.7% for the quarter ended June 30, 2023 compared with the quarter ended June 30, 2022 and by approximately $3,380,000 or 15% during the six months ended June 30, 2023 compared with the six months ended June 30, 2022, which is attributable to inflation and the increase in revenues across the same period.

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

Liquidity and Capital Resources

Cash generated from operating activities approximated $2,408,000 and $3,673,000 during the six months ended June 30, 2023 and 2022, respectively, a decrease of approximately $1,265,000. The decrease resulted substantially from a decline in net income (after exclusion of the gain on forgiveness of debt) of approximately $1,573,000 as changes in other operating assets and liabilities effectively offset each other within all material respects.

We used cash of approximately $1,317,000 and $386,000 for investing activities during the six months ended June, 2023 and 2022, respectively. The increase of approximately $931,000 resulted from increased equipment and capital project purchases in 2023 compared to 2022.

We used cash for financing activities of approximately $445,000 and $381,000 during the six months ended June 30, 2023 and 2022, respectively. The funds were used to pay monthly principal payments under our note payable with Truist bank.

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

Contractual Commitments

The following is a summary of our contractual obligations as of June 30, 2023:

		Remaining 6 months	Years Ending December 31,
Contractual Obligations	Total	2023	2024	2025	2026	2027	2028 - 2034
Operating lease obligation (1)	$805,834	$108,060	$222,982	$232,457	$242,335	$—	$—
Interest payments on outstanding lease obligation (2)	61,614	15,862	24,860	15,385	5,507	—	—

Total	$867,448	$123,922	$247,842	$247,842	$247,842	$—	$—

Long term debt obligation (1)	$9,715,748	$438,304	$876,609	$876,609	$876,609	$876,609	$5,771,007
Interest payments on outstanding debt obligation (2)	2,546,260	224,132	417,350	375,071	333,965	292,859	902,883

Total	$12,262,008	$662,436	$1,293,959	$1,251,680	$1,210,574	$1,169,468	$6,673,890
(1)	Amounts include principal payments only
(2)	Projected interest payments are based on the outstanding principal amounts and interest rates at December 31, 2022

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks arise from changes in interest rates, foreign currency exchange rates and other market changes that affect market sensitive instruments. The carrying value of variable rate debt financing reflected in our consolidated balance sheet at June 30, 2023, approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

We are obligated under a note payable with interest at the SOFR rate plus 2.3% per annum adjusted monthly. The loan is collateralized by our real and personal property and guarantees of certain affiliates. As of June 30, 2023, the note payable consisted of the following:

	Principal as of	Interest Rate as of	Principal as of	Interest Rate as of
Mortgage Loan	June 30, 2023	June 30, 2023	December 31, 2022	December 31, 2022	Maturity Date
Truist Bank (formerly known as Branch Banking and Trust Company (BB&T))	$9,715,745	7.5000%	$10,154,049	6.5000%	July 5, 2034
Less unamortized debt issuance costs	(62,236)		(57,917)

Total	$9,653,509		$10,096,132

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in our SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. At June 30, 2023, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at June 30, 2023, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2023, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of June 30, 2023, the Company’s internal controls over financial reporting were effective.

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

(a). See page 25 for the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMANDER INNISBROOK, LLC

Date : September 29, 2023	By:	/s/ Prem Devadas
Prem Devadas
Manager (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devadas	Manager (Chief Executive Officer)	September 29, 2023

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 29, 2023

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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