Form 10-Q
period 2023-09-30
Salamander Innisbrook, LLC
filed 2023-11-14
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

_____________________________________

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

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of November 14, 2023. Issuer has no common stock subject to this report.

SALAMANDER INNISBROOK, LLC

QUARTERLY REPORT ON FORM 10-Q

AS OF SEPTEMBER 30, 2023

INDEX

Item 1. Condensed Consolidated Financial Statements of Salamander Innisbrook, LLC	4

Salamander Innisbrook, LLC

Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	4
Condensed Consolidated Statements of Operations and Changes in Member’s Equity (Unaudited) for the three and nine months ended September 30, 2023 and 2022	5
Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023 and 2022	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Supplemental Schedules of the Rental Pool Lease Operation
Balance Sheets – Distribution Fund as of September 30, 2023 (Unaudited) and December 31, 2022	12
Balance Sheets – Maintenance Escrow Fund as of September 30, 2023 (Unaudited) and December 31, 2022	13
Statements of Operations- Distribution Fund (Unaudited) for the three and nine months ended September 30, 2023 and 2022	14
Statements of Changes in Participants’ Fund Balances -Distribution Fund (Unaudited) for the three and nine months ended September 30, 2023 and 2022	15
Statements of Changes in Participants’ Fund Balances -Maintenance Escrow Fund (Unaudited) for the three and nine months ended September 30, 2023 and 2022	16
Notes to Financial Statements	17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22

Signatures	24

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

PART I

ITEM 1. Condensed Consolidated Financial Statements

SALAMANDER INNISBROOK, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash	$2,666,142	$4,402,268
Accounts receivable, net	1,152,582	1,722,160
Inventories and supplies	1,013,617	1,170,340
Due from affiliates	464,794	234,875
Prepaid expenses and other current assets	851,971	1,360,992
Total current assets	6,149,106	8,890,635

Property, buildings and equipment, net	33,058,005	32,208,946
Operating lease right-of-use assets	752,085	96,157
Intangibles	4,330,001	4,330,001
Deferred contract costs, net	237,449	927,337
Restricted cash	2,041,226	2,041,226
Deposits and other assets	835,360	751,763
Total assets	$47,403,232	$49,246,065

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$1,249,223	$1,561,469
Accrued liabilities	2,104,293	2,222,130
Rental Pool liability	473,655	783,932
Current portion deferred revenues	4,740,014	4,868,236
Due to affiliates	794,234	295,640
Current portion - operating leases	220,674	96,157
Current portion - note payable	876,609	876,609
Total current liabilities	10,458,702	10,704,173

Deferred revenues, net of current portion	1,430,024	1,662,541
Operating leases, net of current portion	531,411	—
Note payable, net of current portion and unamortized deferred financing costs	8,558,532	9,219,524
Total liabilities	20,978,669	21,586,238

Member's equity	26,424,563	27,659,827
Total liabilities and member’s equity	$47,403,232	$49,246,065

See notes to condensed consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Room revenues	$1,115,057	$1,211,894	$7,438,877	$6,850,799
Other revenues	5,389,608	5,511,695	27,677,050	26,328,898
Total revenues	6,504,665	6,723,589	35,115,927	33,179,697

Costs and expenses:
Operating costs and expenses	6,852,648	6,464,752	18,285,648	15,900,868
General and administrative	1,993,323	1,769,775	15,398,694	13,744,621
Depreciation and amortization	650,022	576,441	1,942,476	1,916,169
Total costs and expenses	9,495,993	8,810,968	35,626,818	31,561,658

Operating (loss) income	(2,991,328)	(2,087,379)	(510,891)	1,618,039

Gain on forgiveness of Paycheck Protection Program loan	—	—	—	2,000,000
Income tax	(185,296)	—	(185,296)	—
Interest expense	(22,269)	(109,024)	(539,077)	(278,171)

Net (loss) income	(3,198,893)	(2,196,403)	(1,235,264)	3,339,868

Member's equity, beginning of period	29,623,456	30,659,654	27,659,827	25,123,383
Member's equity, end of period	$26,424,563	$28,463,251	$26,424,563	$28,463,251

See notes to condensed consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(1,235,264)	$3,339,868
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Provision for bad debts	5,810	6,400
Gain on forgiveness of Paycheck Protection Program Loan	—	(2,000,000)
Depreciation and amortization	1,942,476	1,916,169
Amortization of deferred financing costs	2,824	59,167
Amortization of lease right-of-use assets	162,750	279,225
Changes in operating assets and liabilities:
Accounts receivable	563,768	706,045
Inventories and supplies	156,723	(222,091)
Prepaid expenses and other current assets	509,021	(199,110)
Accounts payable	(312,246)	(639,567)
Accrued liabilities and Rental Pool liability	(428,114)	(378,174)
Deferred revenues	(360,739)	(66,727)
Deposits and other assets	(83,597)	(148,270)
Due to/from affiliates, net	268,675	(321,836)
Operating lease liabilities	(162,750)	(279,225)
Net cash provided by operating activities	1,029,337	2,051,874

Cash flows from investing activities:
Cash paid for deferred contract costs	—	(4,204)
Purchases of property and equipment	(2,101,647)	(997,810)
Net cash used in investing activities	(2,101,647)	(1,002,014)

Cash flows from financing activities:
Repayments of note payable	(663,816)	(626,836)
Net cash provided by (used in) financing activities	(663,816)	(626,836)

Net change in cash and restricted cash	(1,736,126)	423,024
Cash and restricted cash, beginning of period	6,443,494	5,267,750
Cash and restricted cash, end of period	$4,707,368	$5,690,774

Supplemental disclosure of cash flow information:
Cash paid for interest	$477,625	$130,714
Cash paid for income taxes	$185,296	$—

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liability	$914,835	$—
Operating lease termination and offset of Right-of-use asset and lease liability	$96,157	$—

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

The Company controls and operates the Rental Pool Lease Operation (the “Rental Pool”), a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 247 units or 293 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 (the “Master Lease” or “MLA”), quarterly distributions of a percentage of room revenues are required to be made to the condominium owners participating in the Rental Pool. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

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

Reclassification - Certain current year expenses for the nine months ended September 30, 2023, have been reclassified for consistency with the current quarter presentation for the three months ended September 30, 2023. These reclassifications had no effect on the reported results of operations and no impact on 2022 prior period figures presented. Specifically, we reclassified $3,119,966 from general and administrative to operating costs and expenses and $163,976 from interest expense to income tax expense for the nine months ended September 30, 2023 presentation.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying consolidated financial statements include our beliefs that all of our long-lived assets, are recoverable, and that our estimates of the average lives of memberships from which we base our revenue recognition are reasonable. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the periods they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

2. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Land and land improvements	$21,955,901	$21,846,601
Buildings	29,634,156	28,545,967
Furniture, fixtures and equipment	11,747,815	11,531,015
Construction in progress	1,175,713	493,129
	64,513,585	62,416,712
Less accumulated depreciation and amortization	(31,455,580)	(30,207,766)
	$33,058,005	$32,208,946

Depreciation expense was approximately $419,000 and $345,000 for the quarters ended September 30, 2023 and 2022, respectively, and approximately $1,249,000 and $1,223,000 for the nine months ended September 30, 2023 and 2022, respectively.

3. Leases

Operating Leases

On December 20, 2018, we entered into a master lease agreement with DLL Finance, LLC under which we had three leases of golf carts and utility vehicles. Total monthly payments under the leases of $32,300 commenced in April 2019, and continued through March 31, 2023.

On November 8, 2022, we entered into a new lease agreement with DLL Finance, LLC, for golf carts. Total monthly payments under the lease of $20,654 commenced in January 2023, and continue for a period of 48 months.

As of September 30, 2023, the remaining lease terms in years approximated three and a quarter years and the discount rate was 4.17%. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease terms.

Future minimum lease payments under operating leases for the remaining three months ended December 31, 2023 and the year ended December 31, 2024 through 2026 are as follows:

Periods Ending December 31,
2023 (Remaining 3 months)	$61,961
2024	247,842
2025	247,842
2026	247,842
Total future minimum lease payments	805,487
Less current portion	(220,674)
Less imputed interest	(53,402)
Non-current present value of future minimum lease payments	$531,411

Operating lease expense approximated $62,000 and $97,000 for each of the quarters ended September 30, 2023 and 2022, respectively, and approximately $330,000 and $262,000 for each of the nine months ended September 30, 2023 and 2022, respectively.

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

5. Retirement Plan

We sponsor a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. We match one half of the first 6% of the contributions of each employee. We made matching contributions of approximately $82,000 and $60,000 for the quarters ended September 30, 2023 and 2022, respectively, and approximately $260,000 and $186,000 for the nine months ended September 30, 2023 and 2022, respectively.

6. Rental Pool Operations

In December 2013, we entered a Master Lease Agreement (“Agreement”) with the Rental Pool’s Lessors Advisory Committee (“LAC”). The Agreement commenced on January 1, 2014 and expires on December 31, 2023. Negotiations for a new agreement are underway and we anticipate finalizing such agreement during Q4 2023. Under the Agreement, the Resort pays the Participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. The Participants are also entitled to 35 nights in-season and complimentary gift certificates for golf and food & beverage. Their guests will be entitled to the same privileges as the Participants when occupying the participant’s units. As of September 30, 2023 and December 31, 2022, amounts available to Participants under the Agreement approximated $362,000 and $690,000, respectively. The balances, along with the incentives discussed in the following paragraph are reflected as Rental Pool liabilities in the accompanying consolidated balance sheets. The liabilities were paid subsequent to the respective period ends.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the customization of certain units that did not require a full renovation, and provided for an incentive payment plan (“Incentive”) to be paid by us to the Participants. The Incentive provides for a quarterly payment to each participant, beginning on January 1, 2019 and ending on December 31, 2023, so long as the unit continues to participate in the Rental Pool. Incentive payments due as of September 30, 2023 and December 31, 2022 totaled $111,972 and $93,769, respectively.

On July 2, 2019, the Third Addendum to the MLA became effective. The addendum provided with two options for funding of the cost overruns created by the default of AMH. The first option provided that we would fund the cost overruns in exchange for the Participating Owner’s dedication of their unit to the Rental Pool as evidenced by a Memorandum of Lease recorded against the title of such participant’s unit in the land records of Pinellas County. The second option provided an additional incentive payment equal to the cost overrun amount in the form of quarterly payments, adjusted annually, resulting in a reimbursement of 10% of the total amount in 2019, 15% in 2020, 20% in 2021, 25% in 2022, and the remainder in 2023. Participants choosing option 1 represented 192 units (233 doors) and Participants choosing option 2 represented 13 units (15 doors). For option 1, we paid Participants $3,146,363 in 2019, which amount is being amortized over the five-year term of the participants’ lease dedication beginning January 1, 2019 and ending on December 31, 2023. Amortization expense of this asset (i.e. Deferred Contract Costs) during the quarters ended September 30, 2023 and 2022 approximated $231,000 and $229,000, respectively, and approximately $693,000 for the nine months ended September 30, 2023 and 2022, respectively, and are included in depreciation and amortization expense.

The remaining balance of this asset as of September 30, 2023 was $237,449 and such amount is expected to be fully amortized by December 31, 2023.

7. Other Related Party Transactions

We incurred management fees to Salamander Hospitality, LLC, an entity related to us by virtue of common ownership, of approximately $189,000 and $198,000 during the quarters ended September 30, 2023 and 2022, respectively, and approximately $1,041,000 and $975,000 during the nine months ended September 30, 2023 and 2022, respectively. These fees are included in general and administrative expenses in the accompanying consolidated statements of operations.

At September 30, 2023 and December 31, 2022, we owed our affiliates approximately $794,000 and $296,000, respectively, and had receivables from our affiliates of approximately $465,000 and $235,000, respectively. The affiliate receivables and payables are unsecured, non-interest bearing and are due on demand.

Pursuant to terms of the Agreement, the Innisbrook Rental Pool Lease Operation reimbursed us approximately $52,000 and $31,000 during the respective quarters ended September 30, 2023 and 2022, and approximately $140,000 and $126,000 for the respective nine month periods ended September 30, 2023 and 2022, for maintenance and housekeeping labor, use of the telephone lines and other supplies. These reimbursements are reflected as reductions of general and administrative expenses in the accompanying consolidated statements of operations.

All three of the condominiums that we own participated in the Rental Pool under the Agreement in 2023 and 2022, in the same manner as all other Rental Pool participants.

8. Note Payable

We are obligated under a loan agreement with Truist Bank. The loan requires monthly principal payments of $73,051 plus interest through July 5, 2034 at which time the balance will be paid (the interest rate was 7.7% at September 30, 2023).

The loan is collateralized by our real and personal property, the assignment and/or subordination of leases and our management agreement with an affiliate and guarantees by certain affiliates.

Future maturities of the note payable are as follows as of September 30, 2023:

Year ending December 31,
2023 (Remaining 3 months)	$219,152
2024	876,609
2025	876,609
2026	876,609
2027	876,609
2028-2034	5,771,008
9,496,596
Less current portion	(876,609)
Less unamortized deferred financing costs	(61,455)
Note payable - non current	$8,558,532

9. Sale of Land

On April 13, 2021, we entered into an Agreement for the Sale and Purchase of Real Property with Toll Brothers, Inc. for the sale and residential development of approximately 54 acres of land along the northern boundary of the property. The sale is contingent upon approval of a land use plan amendment and an amendment to the RPD master plan for Innisbrook from Pinellas County and other governmental agencies, as well as receipt of an approved site plan. On May 24, 2022, our application for an amendment to our Land Use Plan and an amendment to the RPD master plan was unanimously approved for transmission to the State of Florida by the Board of County Commissioners of Pinellas County. We are continuing through the regulatory approval process. On October 25, 2022, the Pinellas County Board of County Commissioners unanimously approved Innisbrook’s application to amend our Master Plan and Plan Amendments and adopted Ordinance No. 22-31 amending the Countywide Plan Map, ordinance No. 22-36 amending the Future Land Use Map, and Resolution No. 22-95 for modification of the Development Master Plan on a Residential Planned Development. Toll Brothers received final site plan approval from Pinellas County on October 6, 2023. The closing of the sale is expected to occur by November 17, 2023.

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

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS - DISTRIBUTION FUND

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS

RECEIVABLE FROM SALAMANDER INNISBROOK, LLC
FOR DISTRIBUTION	$469,395	$783,918
INTEREST RECEIVABLE FROM MAINTENANCE
ESCROW FUND	4,260	78
	$473,655	$783,996

LIABILITIES AND PARTICIPANTS' FUND BALANCES

DUE TO PARTICIPANTS FOR DISTRIBUTION	$473,655	$783,996
	$473,655	$783,996

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS - MAINTENANCE ESCROW FUND

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS

CASH	$584,863	$471,375
	$584,863	$471,375

LIABILITIES AND PARTICIPANTS' FUND BALANCES

ACCOUNTS PAYABLE	$38,382	$47,163
TOTAL LIABILITIES	38,382	47,163

CARPET CARE RESERVE	3,620	22,055
PARTICIPANTS' FUND BALANCES	542,861	402,157
	$584,863	$471,375

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS - DISTRIBUTION FUND

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GROSS REVENUES	$1,093,919	$1,176,631	$7,254,759	$6,710,969

DEDUCTIONS:
Agents' commissions	58,403	64,974	271,244	232,225
Credit card fees	45,553	31,979	208,172	174,379
Audit fees	37,500	47,624	113,414	92,648
Linen replacements	12,148	16,624	96,037	73,767
Rental pool complimentary fees	2,270	4,234	12,710	12,650
	155,874	165,435	701,577	585,669

ADJUSTED GROSS REVENUES	938,045	1,011,196	6,553,182	6,125,300

AMOUNT RETAINED BY LESSEE	(562,827)	(606,717)	(3,931,909)	(3,675,180)

GROSS INCOME DISTRIBUTION	375,218	404,479	2,621,273	2,450,120

ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	—	(468)	—	(1,329)
Miscellaneous pool adjustments	—	144	(738)	1,405
Occupancy fees	(114,205)	(138,956)	(606,161)	(571,062)
Advisory Committee expenses	(25,681)	(25,664)	(75,500)	(72,832)

NET INCOME DISTRIBUTION	235,332	239,535	1,938,874	1,806,302

ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	114,205	138,956	606,161	571,062
Hospitality suite fees	54	612	2,438	2,686
Corporate Comp	4,792	3,944	11,378	9,640
Associate room fees	3,040	5,035	10,065	15,785
Incentives	111,972	94,180	335,836	284,020

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$469,395	$482,262	$2,904,752	$2,689,495

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES – DISTRIBUTION FUND

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
BALANCE, beginning of period	$—	$—	$—	$—

ADDITIONS:
Amounts available for distribution	469,395	482,262	2,904,752	2,689,495
Interest received or receivable
from Maintenance Escrow Fund	4,260	9	10,027	26
REDUCTIONS:
Amounts accrued or paid
to participants	(473,655)	(482,271)	(2,914,779)	(2,689,521)
BALANCE, end of period	$-	$—	$—	$—

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES – MAINTENANCE ESCROW FUND

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
BALANCE, beginning of period	$534,083	$352,376	$402,157	$245,137

ADDITIONS:
Charges to participants to establish
or restore escrow balances	125,564	18,339	441,538	295,099
Member accounts & miscellaneous	149	1,130	463	520
REDUCTIONS:
Carpet Care Reserve	-	189	—	(5,356)
Maintenance charges	(113,176)	(69,637)	(288,421)	(213,163)
Change in Carpet Care Reserve	(1,129)	(8,311)	(6,017)	(7,068)
Refunds to participants as
prescribed by the master lease agreements	(2,630)	(7,911)	(6,859)	(28,994)
BALANCE, end of period	$542,861	$286,175	$542,861	$286,175

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

Rental Pool Agreements - The Rental Pool operates under the provisions of a Master Lease Agreement (the “MLA” or “Agreement”) approved by Company management and the Lessors Advisory Committee (“LAC”). The Agreement commenced on January 1, 2014, and expires on December 31, 2023. Negotiations for a new agreement are underway and we anticipate finalizing such agreement during Q4 2023.

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

Under the terms of the Agreement, each owner may elect to participate in the Rental Pool for the following year by signing and executing an Annual Lease Agreement (the “ALA”). As of September 30, 2023 and December 31, 2022, amounts available to Participants under the Agreement approximated $362,000 and $690,000. The September 30, 2023 balance, along with the incentive discussed in the following paragraph is reflected as a Rental Pool liability in the Company’s September 30, 2023 consolidated balance sheet. The liabilities were paid in 2023.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the customization of certain units that did not require a full renovation, and provided for an incentive payment plan (“Incentive”) to be paid by us to the Participants. The Incentive provides for a quarterly payment to each participant, beginning on January 1, 2019 and ending on December 31, 2023, so long as the unit continues to participate in the Rental Pool. Incentive payments due as of September 30, 2023 and December 31, 2022 totaled $111,972 and $93,769, respectively.

On July 2, 2019, the Third Addendum to the MLA became effective. The addendum provided with two options for funding of the cost overruns created by the default of AMH. The first option provided that we would fund the cost overruns in exchange for the Participating Owner’s dedication of their unit to the Rental Pool as evidenced by a Memorandum of Lease recorded against the title of such participant’s unit in the land records of Pinellas County. The second option provided an additional incentive payment equal to the cost overrun amount in the form of quarterly payments, adjusted annually, resulting in a reimbursement of 10% of the total amount in 2019, 15% in 2020, 20% in 2021, 25% in 2022, and the remainder in 2023. Participants choosing option 1 represented 192 units (233 doors) and Participants choosing option 2 represented 13 units (15 doors). For option 1, we paid Participants $3,146,363 in 2019, which amount is being amortized over the five-year term of the participants’ lease dedication beginning January 1, 2019 and ending on December 31, 2023. Amortization expense of this asset (i.e. Deferred Contract Costs) during the quarters ended September 30, 2023 and 2022 approximated $231,000 and $229,000, respectively, and approximately $693,000 for the nine months ended September 30, 2023 and 2022, respectively, and are included in depreciation and amortization expense.

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

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. Beginning in 2011, by mutual agreement between the LAC and the Resort, until it is determined that the fund requires replenishment, both the occupancy fee (Paragraph 7.3 of the MLA) and the carpet care reserve (Paragraph 1.6 of the MLA) deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreement for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the occupancy fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $14,000 and $2,000 for the quarters ended September 30, 2023 and 2022, respectively, and approximately $38,000 and $8,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

2. Other Related Party Transactions

Pursuant to terms of the Agreement, we paid the Company approximately $52,000 and $31,000 during the respective quarters ended September 30, 2023 and 2022, and approximately $140,000 and $126,000 for the respective nine month periods ended September 30, 2023 and 2022 for maintenance and housekeeping labor, use of the telephone lines and other supplies.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Innisbrook, LLC, owns three condominiums. All three condominiums participate in the Rental Pool under the MLA in the same manner as other Rental Pool participants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

	Three Months Ended September 30,						Nine Months Ended September 30,
	2023	%	2022	%	Inc/(dec)	% Chg	2023	%	2022	%	Inc/(dec)	% Chg
Resort revenues:
Room revenues	$1,115,057	17.1%	$1,211,894	18.0%	$(96,837)	-8.0%	$7,438,877	21.2%	$6,850,799	20.6%	$588,078	8.6%
Other revenues	5,389,608	82.9%	5,511,695	82.0%	(122,087)	-2.2%	27,677,050	78.8%	26,328,898	79.4%	1,348,152	5.1%
Total revenues	6,504,665	100.0%	6,723,589	100.0%	(218,924)	-3.3%	35,115,927	100.0%	33,179,697	100.0%	1,936,230	5.8%

Costs and expenses:
Operating costs and expenses	6,852,648	105.3%	6,464,752	96.2%	387,896	6.0%	18,285,648	52.1%	15,900,868	236.5%	2,384,780	15.0%
General and administrative	1,993,323	30.6%	1,769,775	26.3%	223,548	12.6%	15,398,694	43.9%	13,744,621	204.4%	1,654,073	12.0%
Depreciation and amortization	650,022	10.0%	576,441	8.6%	73,581	12.8%	1,942,476	5.5%	1,916,169	28.5%	26,307	1.4%
Total costs and expenses	9,495,993	146.0%	8,810,968	131.0%	685,025	7.8%	35,626,818	101.5%	31,561,658	469.4%	4,065,160	12.9%
Operating (loss) income	(2,991,328)	-46.0%	(2,087,379)	-31.0%	(903,949)	43.3%	(510,891)	-1.5%	1,618,039	24.1%	(2,128,930)	-131.6%

Gain on forgiveness of Paycheck Protection Program loan	—	0.0%	-	0.0%	-	0.0%	-	0.0%	2,000,000	29.7%	(2,000,000)	-100.0%
Income tax	(20,320)	-0.3%	-	0.0%	(20,320)	-0.3%	(185,296)	-0.5%	-	0.0%	(185,296)	0.0%
Interest expense	(187,245)	-2.8%	(109,024)	-1.6%	(78,221)	71.7%	(539,077)	-1.5%	(278,171)	-4.1%	(260,906)	93.8%
Net (loss) income	$(3,198,893)	-49.2%	$(2,196,403)	-32.7%	$(1,002,490)	45.6%	$(1,235,264)	-3.5%	$3,339,868	49.7%	$(4,575,132)	-137.0%

Overall resort revenues decreased by $(218,924) or -3.3% during the quarter ended September 30, 2023 compared with the quarter ended September 30, 2022 and increased by $1,936,230 or 5.8% during the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. The increase for the nine months were primarily driven by the Valspar Tournament. Total costs and expenses increased by $685,025 or 7.8% for the quarter ended September 30, 2023 compared with the quarter ended September 30, 2022. The increase was attributable to inflationary increases which could not be passed on to our customers. During the nine months ended September 30, 2023 , total costs and expenses increased by $4,065,160 or 12.9% over the corresponding nine months ended September 30, 2022. The increase was primarily attributable to inflation and the increase in revenues across the same period.

Legal Entity Structure

Salamander Innisbrook, LLC is a single-member limited liability company with Salamander Farms, LLC as the sole member.

Income Tax Status

With the exception of an entity owned by Salamander Innisbrook Securities, LLC for which income taxes have not been significant the Company and its subsidiaries are single-member limited liability companies and therefore the results of our operations flow through to our member for inclusion in its income tax returns.

Liquidity and Capital Resources

Cash generated from operating activities approximated $1,029,000 and $2,052,000 during the nine months ended September 30, 2023 and 2022, respectively, a decrease of approximately $1,023,000. The decrease resulted substantially from a decline in net income (after exclusion of the gain on forgiveness of debt) of approximately $2,575,000 as changes in other operating assets and liabilities effectively offset each other within all material respects.

We used cash of approximately $2,102,000 and $1,002,000 for investing activities during the nine months ended September 30, 2023 and 2022, respectively. The increase of approximately $1,100,000 resulted from increased equipment and capital project purchases in 2023 compared to 2022.

We used cash for financing activities of approximately $664,000 and $627,000 during the nine months ended September 30, 2023 and 2022, respectively. The funds were used to pay monthly principal payments under our note payable with Truist bank.

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

Contractual Commitments

The following is a summary of our contractual obligations as of September 30, 2023:

		Remaining 3 months	Years Ending December 31,
Contractual Obligations	Total	2023	2024	2025	2026	2027	2028 - 2034
Operating lease obligation (1)	$752,085	$54,311	$222,982	$232,457	$242,335	$—	$—
Interest payments on outstanding lease obligation (2)	53,402	7,650	24,860	15,385	5,507	—	—

Total	$805,487	$61,961	$247,842	$247,842	$247,842	$—	$—

Long term debt obligation (1)	$9,496,596	$219,152	$876,609	$876,609	$876,609	$876,609	$5,771,007
Interest payments on outstanding debt obligation (2)	2,432,298	110,170	417,350	375,071	333,965	292,859	902,883

Total	$11,928,894	$329,322	$1,293,959	$1,251,680	$1,210,574	$1,169,468	$6,673,890

(1) Amounts include principal payments only

(2) Projected interest payments are based on the outstanding principal amounts and interest rates at December 31, 2022

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks arise from changes in interest rates, foreign currency exchange rates and other market changes that affect market sensitive instruments. The carrying value of variable rate debt financing reflected in our consolidated balance sheet at September 30, 2023, approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

We are obligated under a note payable with interest at the SOFR rate plus 2.3% per annum adjusted monthly. The loan is collateralized by our real and personal property and guarantees of certain affiliates. As of September 30, 2023, the note payable consisted of the following:

Mortgage Loan	Principal as of September 30, 2023	Interest Rate as of September 30, 2023	Principal as of December 31, 2022	Interest Rate as of December 31, 2022	Maturity Date
Truist Bank (formerly known as Branch Banking and Trust Company (BB&T))	$9,496,593	7.6875%	$10,154,049	6.5000%	July 5, 2034
Less unamortized debt issuance costs	(61,452)		(57,917)

Total	$9,435,141		$10,096,132

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in our SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. At September 30, 2023, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at September 30, 2023, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of September 30, 2023, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of September 30, 2023, the Company’s internal controls over financial reporting were effective.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMANDER INNISBROOK, LLC

Date : November 14, 2023	By:	/s/ Prem Devadas
Prem Devadas
Manager (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devadas	Manager	November 14, 2023
(Chief Executive Officer)

/s/ Dale Pelletier	Chief Financial Officer	November 14, 2023
(Principal Financial Officer and Principal Accounting Officer)