Form 10-K
period 2023-12-31
Salamander Innisbrook, LLC
filed 2024-12-10
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

Commission File No. 333-147447

SALAMANDER INNISBROOK, LLC

State of Organization: Florida	IRS Employer Identification No. 26-0442888

36750 US Highway 19 North, Palm Harbor, FL 34684

Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

247 Condominium Rental Pool Units

______________________________________

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

Yes ☐ No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of December 10, 2024.

Issuer has no common stock subject to this report.

SALAMANDER INNISBROOK, LLC

ANNUAL REPORT ON FORM 10-K

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2023

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

PART I

ITEM 1. BUSINESS

Background

Salamander Innisbrook, LLC (the “Company”) was organized on June 14, 2007, by Salamander Farms, LLC under the laws of the state of Florida for the purpose of owning and operating Innisbrook Resort and Golf Club (the “Resort” or "Innisbrook"). The Company, and its wholly owned subsidiaries, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, are hereinafter referred to as “we”, “us”, “our”. On July 16, 2007, we purchased the Resort, three condominiums, which became Salamander Innisbrook Condominiums, LLC, and all of the equity interests in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a full service 63-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1,216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 296 condominium owners (representing 295 hotel rooms) participate in a rental pool (the “Rental Pool”) we operate.

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

The Resort provides condominium accommodations, four dining locations, room service, over 65,000 square feet of banquet and catering space, 63 holes of golf, golf instruction, a full-service spa and fitness center, tennis center and recreational entertainment to members, business meeting attendees, group meeting guests, leisure guests and their families. The Resort offers room-only rates, golf packages, and family vacation packages. Larger golf or conference groups typically involve contractual agreements. Accordingly, we do not believe that the loss of a single conference or even a few conferences of average size would have a significant adverse impact on our business taken as a whole.

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

PGA TOUR Event

The 2023 Valspar Championship, a nationally televised, annual PGA TOUR event, was contested at Innisbrook’s Copperhead course March 16-19, 2023. There is an agreement between the PGA TOUR, Copperhead Charities and Innisbrook through and including the

2025 event to contest the event on the Copperhead course. This coincides with the current agreement between Valspar and the PGA TOUR that expires after the 2025 event.

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

Competition

Conveniently located near the Florida Gulf Coast and Tampa International Airport, the Resort is located within approximately 600 acres of a dramatically landscaped setting. The Resort competes using a unique price/value strategy through its offering of spacious accommodations, high levels of customer service, award-winning golf, and one of the largest conference facilities in the southeastern United States. The Resort’s major competitors are other similar golf and conference-oriented resorts in the southeastern United States.

Research and Development

We have no research and development expenses.

Environmental Matters

Operation of the golf courses at the Resort involves the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. As of the date of this filing, we are not aware of any violations of these laws, ordinances and regulations.

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

Employees

At December 31, 2023, we had 431employees; 292 full-time and 139 part-time. We also periodically engage casual laborers as needed.

Code of Ethics

See Part III, Item 10 for discussion of our Code of Business Conduct.

ITEM 1A. RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity risk management is an important part of our overall risk management efforts. We maintain a cybersecurity program that is comprised of policies, procedures, controls and plans whose objective is to help us prevent and effectively respond to cybersecurity threats or incidents. Through our cybersecurity risk management process, we monitor cybersecurity vulnerabilities and potential attack vectors to company systems. We, directly and through our third-party service providers, maintain various measures to safeguard against cybersecurity threats such as monitoring systems, security controls, policy enforcement, data encryption, employee training, tools and services from third-party providers and management oversight to assess, identify and mitigate risks from cybersecurity threats. We and our third-party service providers conduct regular testing of these controls and systems including vulnerability scanning, penetration testing and simulating the execution of parts of our disaster recovery plan.

We have implemented cybersecurity frameworks, policies and practices which incorporate industry-standards and contractual requirements. We gather information and review security protocols of certain third parties who integrate with our systems, such as our payroll processor, managed solutions provider, and software as a service provider, on an annual basis to identify and manage risk. We regularly seek to improve and mature our cybersecurity processes. We apply lessons learned from our efforts to help prevent attacks and utilize data analytics to detect anomalies and search for cyber threats.

Cybersecurity threats of all types, such as attacks from computer hackers, cyber criminals, nation-state actors, social engineering and other malicious internet-based activities, continue to increase generally in business and society. We believe that our current preventative actions and response planning provide adequate measures of protection against cybersecurity risks. While we have implemented measures to safeguard our information technology systems, the evolving nature of cybersecurity attacks and vulnerabilities means that these protections may not always be effective. In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Governance

Our finance and IT consultants have oversight of our strategic and business risk management and oversees management’s execution of our cybersecurity risk management program. They receive updates from management on our cybersecurity risks as may be required or prudent. In addition, management updates the home office executive committee as necessary, regarding any material cybersecurity incidents. Management is responsible for identifying, assessing, and managing cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our home office executive committee. In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g. legal), as well as senior leadership, as appropriate.

Our Chief Financial Officer and Corporate Controller oversees our cybersecurity program and is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. These officers work with other members of management, employees and outside service providers to promote and evolve our cybersecurity protocols and systems.

There were no material cybersecurity incidents in 2023 or up to the date of this filing.

ITEM 2. PROPERTIES

The Resort is situated on approximately 600 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, approximately 250 participate in the Rental Pool. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. We also own three condominium units, all of which participate in the Rental Pool in the same fashion as all other Rental Pool participants. Approximately 20% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. As a result of the potential use of lockout master bedroom units, the total number of rooms at the resort is 1,218 and the average number of units participating in the Rental Pool at any one time is equivalent to approximately 295 hotel rooms. The Resort complex includes 63 holes of golf, practice ranges, three clubhouses with retail, golf, and food and beverage outlets, three conference and exhibit buildings, a full-service spa and fitness center, six swimming pools including a themed water attraction, a recreation facility, a tennis facility, and numerous administrative and support structures. These amenities are owned by the Resort and have undergone substantial renovation and improvements since we purchased the Resort in 2007.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2021, we were involved in certain litigation arising from a full-service construction contract we previously entered (as agent for and on behalf of the Rental Pool participants) with AMH Construction, Inc. (“AMH”) in the amount of $3,420,670. The litigation arose from our decision to terminate the contract with AMH for breach of contract, including AMH's failure to complete the renovation work in accordance with the contract schedule. On April 18, 2019, we served a demand letter to AMH asserting damages of $4,423,070 for the additional costs incurred by the Participating Owners and return of deposits made for work that was not performed. On July 13, 2022, we entered into a settlement agreement with AMH, whereby, among other things AMH signed a confessed judgment in the amount of $4,012,154, which was to be paid over a two-year period. Payments began on August 1, 2022, and were supposed to continue through December 1, 2024; however, on December 15, 2022, AMH filed for Chapter 7 (also commonly known as “liquidation”) bankruptcy. We received total payments of approximately $165,000 prior to such bankruptcy filing.

On July 10, 2024, the Trustee for the United States Bankruptcy Court, Middle District of Florida, Orlando Division issued its final report of the Chapter 7 petition proceedings. The report states that liquidated assets were not sufficient to pay the total claims from secured creditors and no payments were made to unsecured creditors, including the Company. The Company had previously written off all amounts owed by AMH so there is no financial impact to the Company. There will be no further action on this matter.

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

Revenues from performance obligations satisfied over time include membership dues, annual fees and initiation fees. The membership initiation fees at the Resort are non-refundable and are initially recorded when received as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years for full golf members and five years for resort and executive memberships. Membership dues and annual fees are recognized over the applicable membership period (three months to one year depending on type of membership).

Intangible Assets

We evaluate indefinite lived intangible assets for impairment annually or at an interim date if a significant event occurs or circumstances indicate that the assets may not be recoverable. Factors we consider important, and which could indicate impairment, include the following: (I) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

Our intangible assets consist of: (i) a water contract; and (ii) our trademark and trade name. The valuation of the water contract is based on the projected annual savings associated with having this contract. The valuation of the trademark and trade name is derived from the residual revenue streams from Resort revenues that is attributed to the Innisbrook trade name.

During the years ended December 31, 2023 and 2022, there were no impairment charges related to intangible assets.

Impairment of Other Long-Lived Assets

We review other long-lived assets for impairment if a significant event occurs or circumstances arise that indicate the assets may not be recoverable by comparing the carrying values of the assets with their estimated future undiscounted cash flows. In reviewing impairment of our long-lived assets, we review the recent operating and pricing trends with the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. During the years ended December 31, 2023 and 2022, there were no impairments charges related to other long lived assets.

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

Results of Operations

	Year ended December 31,
	2023	%	2022	%	Inc/(dec)	% Chg
Resort revenues:
Room revenues	$9,500,705	20.5%	$8,853,581	20.0%	$647,124	7.3%
Other revenues	36,882,082	79.5%	35,343,422	80.0%	1,538,660	4.4%
Total revenues	46,382,787	100.0%	44,197,003	100.0%	2,185,784	4.9%

Costs and expenses:
Operating costs and expenses	24,525,961	52.9%	22,063,505	49.9%	2,462,456	11.2%
General and administrative	20,100,038	43.3%	18,611,015	42.1%	1,489,023	8.0%
Depreciation and amortization	2,702,861	5.8%	2,563,774	5.8%	139,087	5.4%
Total costs and expenses	47,328,860	102.0%	43,238,294	97.8%	4,090,566	9.5%
Operating income (loss)	(946,073)	-2.0%	958,709	2.2%	(1,904,782)	-198.7%

Gain on forgiveness of Paycheck Protection Program loan	-	0.0%	2,000,000	4.5%	(2,000,000)	-100.0%
Interest expense	(817,140)	-1.8%	(422,265)	-1.0%	(394,875)	93.5%
Interest income	10,638	0.0%	-	0.0%	10,638	100.0%
Gain on sale of assets	10,112,457	21.8%	-	0.0%	10,112,457	100.0%

Income before provision for income taxes	8,359,882	18.0%	2,536,444	5.7%	5,823,438	229.6%

Provision for income taxes	(167,923)	-0.4%	-	0.0%	(167,923)	100.0%

Net income	$8,191,959	17.7%	$2,536,444	5.7%	$5,655,515	223.0%

During 2023 overall resort revenues increased by $2,185,784 or 4.9% compared with the prior year. The increase in revenues was primarily driven by rooms revenues, which increased 7.3% over the prior year due to stronger group and leisure demand. The golf and membership departments also contributed with increased golf rounds from member and guest play. Total costs and expenses increased year-over-year by $4,090,566 or 9.5% which is attributable to higher inflation and the increase in revenues across the same period.

Interest expenses increased in 2023 due to higher interest rates on our long-term debt obligation. We recorded a provision for income taxes for the first time in 2023 due to taxable income generated by our sole tax paying subsidiary. FY 2023 also includes a non-recurring gain on sale of certain assets to Toll Brothers, Inc.

Liquidity and Capital Resources

Cash generated from operating activities was $1,004,916 and $3,406,283 in 2023 and 2022, respectively, a decrease of $2,401,367. The decrease resulted primarily from our current year operating loss caused primarily by an increased loss due to inflation.

We generated cash of approximately $8,276,000 from investing activities in 2023 whereas we used cash of approximately $1,427,000 for such activities in 2022. Although our property purchases tripled in 2023 compared to 2022, we received proceeds of approximately $12,539,000 from the aforementioned sale of certain assets in 2023.

We used cash of approximately $1,971,000 and $804,000 in 2023 and 2022, respectively. The increase relates to cash of $1,000,000 distributed to our member in 2023.

We believe our cash on hand is adequate to support our capital and operating expenditures in 2024 and beyond.

Legal Entity Structure

Salamander Innisbrook, LLC is a single member limited liability company with Salamander Farms, LLC as the sole member.

Income Tax Status

With the exception of an entity owned by Salamander Innisbrook Securities, LLC the Company and its subsidiaries are single member limited liability companies and therefore the majority of the results of our operations flow through to our member for inclusion in its income tax returns. In 2023, we provided for income taxes of approximately $168,000 related to our tax paying subsidiary. No provision and/or benefit for deferred income taxes has been recorded as there are no significant differences between financial statement and tax reporting.

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

Environmental Matters

None.

Off Balance Sheet Arrangements

None.

Contractual Commitments

The following is a summary of our contractual obligations as of December 31, 2023:

Contractual Obligations	Total	2024	2025	2026	2027	2028	Thereafter
Lease obligations (1)	$974,098	$292,504	$304,934	$317,892	$58,768	$—	$—
Interest on outstanding lease obligations (2)	68,392	35,061	22,632	9,674	1,025	—	—

Total	$1,042,490	$327,565	$327,566	$327,566	$59,793	$—	$—

Long term debt obligation (1)	$9,277,441	$876,609	$876,609	$876,609	$876,609	$876,609	$4,894,396
Interest payments on outstanding debt obligation (2)	3,829,166	688,858	618,360	550,591	482,821	416,242	1,072,294

Total	$13,106,607	$1,565,467	$1,494,969	$1,427,200	$1,359,430	$1,292,851	$5,966,690

(1)
Amounts include principal payments only
(2)
Projected interest payments are based on the outstanding principal amounts and interest rates at December 31, 2023

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks arise from changes in interest rates, foreign currency exchange rates and other market changes that affect market sensitive instruments. The carrying value of variable rate debt financing reflected in our consolidated balance sheet at December 31, 2023, approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

We are obligated under a note payable with interest at the SOFR rate plus 2.30% per annum adjusted monthly. The loan is collateralized by our real and personal property and guarantees of certain affiliates. As of December 31, 2023, and 2022, the note payable consisted of the following:

	Principal as of December 31, 2023	Interest Rate as of December 31, 2023	Principal as of December 31, 2022	Interest Rate as of December 31, 2022	Maturity Date
Note Payable	$9,277,441	7.6875%	$10,154,049	6.5000%	July 5, 2034
Less unamortized debt issuance costs	(60,040)		(57,917)

Total	$9,217,401		$10,096,132

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Supplementary Data starting on page 18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in our SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. At December 31, 2023, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at December 31, 2023, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2023, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

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

ITEM 9B. OTHER INFORMATION

Land Development and Sale Contract

On April 13, 2021, we entered into an Agreement for the Sale and Purchase of Real Property with Toll Southeast LP. Company, Inc. (“Toll Brothers”) for the sale and residential development of approximately 54 acres of land along the northern boundary of the property, contingent upon approval of a land use plan amendment and an amendment to the Residential Planned Development ("RPD") master plan for Innisbrook from Pinellas County and other governmental agencies, as well as receipt of an approved site plan. On October 25, 2022, the Pinellas County Board of County Commissioners unanimously approved our application to amend the Master Plan and Plan Amendments and adopted Ordinance No. 22-31, which amended the Countywide Plan Map, ordinance No. 22-36 which amended the Future Land Use Map, and Resolution No. 22-95 for modification of the Development Master Plan on a RPD. Toll Brothers received final site plan approval from Pinellas County on October 6, 2023.

On November 16, 2023, we consummated the sale of these assets to TLB 174 – Palm Harbor, L.P., the land banker for Toll Brothers. The sale resulted in net proceeds to us of $12,538,775 and a gain of $10,112,457. In addition, the Purchase and Sale Agreement provides for us to receive additional proceeds of 10% of any sales proceeds received by Toll Brothers in excess of $700,000 for single family homes and $475,000 for townhouses. Toll Brothers intends to build 122 single family homes and 52 townhomes. Site clearing and grading have begun, and Toll Brothers expects to have a model home completed and begin sales activities before the end of the year.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information about our executive officers:

Name	Age	Position
Prem Devadas	67	Manager
Dale Pelletier	64	CFO, Salamander Hospitality LLC

Biographical Information

Prem Devadas, Manager, is a forty plus year veteran of the hospitality industry. After ten years with The Potomac Hotel Group in Washington, DC, he left the Regional Director of Operations position to manage the lodging portfolio for CCA Industries whose holdings include The Jefferson Hotel in Richmond, VA, The Hermitage Hotel in Nashville, TN and Kiawah Island Resort near Charleston, SC. As Managing Director, he re-positioned the Jefferson Hotel and the Hermitage Hotel through extensive renovations and achieved Mobil 5-Star and AAA Five-Diamond awards for the respective properties. At Kiawah Island he directed the development and successful opening of the Sanctuary at Kiawah Island, the 255 room ultra-luxury hotel opened in August 2004.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the year ended December 31, 2023, to our executive officers.

				Other
		Salary and		Annual	All Other
Name and Principal Position		Commission	Bonus	Compensation	Compensation
Prem Devadas, Manager	2023	$—	$—	$—	$—
Dale Pelletier, Chief Financial Officer	2023	$—	$—	$—	$—
Prem Devadas, Manager (1)	2022	$—	$—	$—	$—
Dale Pelletier, Chief Financial Officer (1)	2022	$—	$—	$—	$—

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

(a)
Transactions with Management and Others

None.

(b)
Certain Business Relationships

Under the Master Lease Agreement (the “Agreement” or “MLA”) with the Rental Pool participants (which expired on December 31, 2023, and was replaced with a new agreement as more fully described below), the Resort paid Participants a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, and occupancy fees and when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by our employees. In 2023 and 2022, amounts available to Participants under the Agreement approximated $3,717,000 and $3,473,000, respectively, of which approximately $705,000 and $690,000 was owed as of December 31, 2023 and 2022, respectively. The balances owed, along with the incentives discussed in the following paragraph, are reflected as a Rental Pool liability in our consolidated balance sheets. The amounts were paid in 2024 and 2023, respectively.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn- Key renovation, the customization of certain units that did not require a full renovation and provided for an incentive payment plan (“Incentive”) to be paid to Participants. The Incentive provides for a quarterly payment to each Participant, beginning on January 1, 2019, and ending on December 31, 2023, so long as their units continue to participate in the Rental Pool. Incentive payments due as of December 31, 2023, and 2022 totaled approximately $112,000 and $94,000, respectively.

On July 2, 2019, the Third Addendum to the MLA became effective. The addendum provided Participants with two options for funding of the cost overruns created by the default of AMH Construction, Inc. (“AMH”). The first option provided that we would fund the cost overruns in exchange for the Participating Owner’s dedication of their unit to the Rental Pool as evidenced by a Memorandum of Lease recorded against the title of such participant’s unit in the land records of Pinellas County. The second option provided an additional incentive payment equal to the cost overrun amount in the form of quarterly payments,adjusted annually, resulting in a reimbursement of 10% of the total amount in 2019, 15% in 2020, 20% in 2021, 25% in 2022, and the remainder in 2023. Participants choosing option 1 represented 192 units (233 doors) and Participants choosing option 2 represented 13 units (15 doors). For option 1, we paid Participants $3,146,363 in 2019, which amount is being amortized over the five-year term of the Participants lease dedication beginning January 1, 2019 and ending on December 31, 2023.

The Agreement was replaced in its entirety by a new seven-year Agreement (the "New MLA") on November 21, 2023. The New MLA is effective on January 1, 2024, and will expire on December 31, 2030.Under the new Agreement, the Resort will pay Participants a quarterly distribution equal to 42% of the Adjusted Gross Revenues (as defined above) on the first $8.7 million, 45% between $8.7 million and $9.7 million, and 50% above $9.7 million.The Incentive described is not included in the revised MLA. Additionally, the new Agreement requires Participants to maintain an escrow balance equal to $1,000 plus an amount equal to an Aging Factor, which represents fifty percent (50%) of the estimated costs of future renovation to the Units in order to maintain the Standard established under the Agreement. The rest of the Agreement remains substantially similar to the expired Agreement.

Pursuant to the terms of the Agreement, the Rental Pool Lease Operation reimbursed us approximately $225,000 and $197,000 in 2023 and 2022, respectively, for maintenance and housekeeping labor, use of the telephone lines, and other supplies.

All three condominiums that we own participated in the Rental Pool under the Agreement in the same manner as all other Rental Pool participants in 2023.

At December 31, 2023 and 2022 we were owed $184,890 and $99,047, respectively, from Innisbrook Condominium Association, a third party collectively owned by the condominium owners at Innisbrook.

We incurred management fees to Salamander Hospitality, LLC, an entity related to us by virtue of common ownership, of approximately $1,376,000 and $1,303,000 in 2023 and 2022, respectively.

At December 31, 2023 and 2022, we owed our affiliates approximately $681,600 and $295,600, respectively, and had receivables from affiliates of approximately $537,800 and $234,900, respectively. The affiliate receivables and payables are unsecured, non-interest bearing and are due on demand.

(c)
Indebtedness of Management

None.

(d)
Transactions with Promoters

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were incurred from Cherry Bekaert LLP, our independent registered public accounting firm, for services provided in the years ended December 31, 2023 and 2022.

Audit Fees were $112,000 and $105,000 for the years ended December 31, 2023, and 2022, respectively, for professional services rendered for the audits of our annual consolidated financial statements and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

Audit-Related Fees: None.

Tax Fees were $4,210 and $4,250 for the years ended December 31, 2023 and 2022, respectively, for tax preparation services rendered for Golf Host Securities and Innisbrook Rental Pool Trust.

All other fees: None.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(1) Consolidated Financial Statements

The consolidated financial statements as required to be filed by Item 8 of this Annual Report on Form 10-K and filed in this Item 15 are listed on page 19 and are incorporated herein by reference.

(2) Financial Statement Schedules

Schedules are omitted as they are not applicable, or are not required, or because the information is included in the consolidated financial statements or notes there to.

Report of Independent Registered Public Accounting Firm

To the Sole Member and Manager

Salamander Innisbrook, LLC

Palm Harbor, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Salamander Innisbrook, LLC (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and changes in member’s equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

December 10, 2024

SALAMANDER INNISBROOK, LLC

CONSOLIDATED BALANCE SHEETS

As of December 31, 2023 and 2022

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$11,711,728	$4,402,268
Accounts receivable, net	1,829,926	1,722,160
Inventories and supplies	888,989	1,170,340
Due from affiliates	537,791	234,875
Prepaid expenses and other current assets	1,198,215	1,360,992
Total current assets	16,166,649	8,890,635

Property, buildings and equipment, net	32,635,715	32,208,946
Operating lease right-of-use assets	697,775	96,157
Intangibles	4,330,001	4,330,001
Deferred contract costs, net	—	927,337
Restricted cash	2,041,612	2,041,226
Deposits and other assets	343,661	751,763
Total assets	$56,215,413	$49,246,065

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$1,405,593	$1,561,469
Accrued liabilities	1,834,183	2,222,130
Rental Pool liability	816,400	783,932
Current portion deferred revenues	4,848,915	4,868,236
Due to affiliates	681,634	295,640
Current portion - operating lease	222,982	96,157
Current portion - finance lease	69,522	—
Current portion - note payable	876,609	876,609
Total current liabilities	10,755,838	10,704,173

Deferred revenues, net of current portion	1,585,403	1,662,541
Operating lease, net of current portion	474,793	—
Finance lease, net of current portion	206,801	—
Note payable, net of current portion and unamortized deferred financing costs	8,340,792	9,219,524

Total liabilities	21,363,627	21,586,238

Member's equity	34,851,786	27,659,827
Total liabilities and member’s equity	$56,215,413	$49,246,065

See notes to consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

For the Years Ended December 31, 2023 and 2022

	2023	2022
Revenues:
Room revenues	$9,500,705	$8,853,581
Other revenues	36,882,082	35,343,422
Total revenues	46,382,787	44,197,003

Costs and expenses:
Operating costs and expenses	24,525,961	22,063,505
General and administrative	20,100,038	18,611,015
Depreciation and amortization	2,702,861	2,563,774
Total costs and expenses	47,328,860	43,238,294

Operating income (loss)	(946,073)	958,709

Gain on forgiveness of Paycheck Protection Program loan	-	2,000,000
Interest expense	(817,140)	(422,265)
Interest income	10,638	-
Gain on sale of assets	10,112,457	-

Income before provision for income tax	8,359,882	2,536,444

Provision for income tax	(167,923)	-

Net income	8,191,959	2,536,444

Member's equity, beginning of year	27,659,827	25,123,383
Member distributions	(1,000,000)	-
Member's equity, end of year	$34,851,786	$27,659,827

See notes to consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023 and 2022

	2023	2022

Cash flows from operating activities:
Net income	$8,191,959	$2,536,444
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(10,112,457)	-
Provision for credit losses	11,210	7,900
Gains on forgiveness of Paycheck Protection Program Loans	-	(2,000,000)
Depreciation and amortization	2,702,861	2,563,774
Amortization of deferred financing costs	2,824	18,172
Amortization of lease right-of-use assets	217,060	374,330
Changes in operating assets and liabilities:
Accounts receivable	(118,976)	154,346
Inventories and supplies	281,352	(288,875)
Prepaid expenses and other current assets	162,777	(275,090)
Accounts payable	(155,876)	255,387
Accrued liabilities and Rental Pool liability	(355,479)	418,539
Deferred revenues	(96,459)	724,350
Deposits and other assets	408,102	(275,498)
Due to/from affiliates, net	83,078	(433,166)
Operating lease liabilities	(217,060)	(374,330)
Net cash provided by operating activities	1,004,916	3,406,283

Cash flows from investing activities:
Proceeds from sale of assets	12,538,775	-
Cash paid for deferred contract costs	-	(2,328)
Purchases of property and equipment	(4,262,461)	(1,424,468)
Net cash provided by (used in) investing activities	8,276,314	(1,426,796)

Cash flows from financing activities:
Repayments of note payable	(881,556)	(803,743)
Payments on finance lease obligations	(89,828)	-
Member distributions	(1,000,000)	-
Cash used in financing activities	(1,971,384)	(803,743)

Net change in cash and restricted cash	7,309,846	1,175,744

Cash and restricted cash, beginning of year	6,443,494	5,267,750
Cash and restricted cash, end of year	$13,753,340	$6,443,494

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$205,616	$-
Cash paid for interest	$818,514	$276,058

Non-cash investing and financing activities:
Acquisition of equipment with finance leases	$366,150	$-

See notes to consolidated financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

1. Nature of Business

Salamander Innisbrook, LLC (the “Company”), own and operates the Innisbrook Resort and Golf Club (the “Resort”). The Company is owned by a sole member who does not have any liability for any of the Company’s obligations except as expressly provided by law and/or contractual obligation.

The Company controls and operates the Rental Pool Lease Operation (the “Rental Pool”), a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 247 units or 295 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 as amended, (the “Master Lease” or “MLA”), quarterly distributions of a percentage of room revenues are required to be made to the condominium owners participating in the Rental Pool. Other resort facilities include four 18-hole golf courses, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

2. Summary of Significant Accounting Policies

Principles of Consolidation – The accompanying consolidated financial statements include the accounts and balances of the Company and its wholly owned subsidiaries, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash includes cash balances established as lender reserves required by the Company's debt agreement.

	2023	2022
Cash	$11,711,728	$4,402,268
Restricted cash	2,041,612	2,041,226
	$13,753,340	$6,443,494

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under the new revenue recognition standard. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company's revenue is transactional, and the contract's performance obligation is generally satisfied at the time of the transaction.

Revenues from performance obligations satisfied over time include membership dues, annual fees and initiation fees. The membership initiation fees at the Resort are non-refundable and are initially recorded when received as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years for full golf members and five years for resort and executive memberships. Membership dues and annual fees are recognized over the applicable membership period (three months to one year depending on type of membership).

Accounts receivable represent amounts due from memberships, resort guests and companies or individuals that held conferences or group stays at the Resort, net of the allowance for credit losses. The Company performs periodic credit evaluations of the Company's customers and members and generally do not require collateral because the Company believes that the Company has procedures in place to minimize the possibility of significant losses occurring. Companies with a recent prior direct billing positive history with the Resort are granted credit for billing. If companies have not been to the Resort within the past two years, an updated credit evaluation is conducted. Terms are negotiable by group contract, but invoices are typically due 30 days from the receipt of invoice.

In June 2016, the FASB issued guidance (FASB ASC 326) which significantly changed how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The most significant change in this standard is a shift from the incurred loss model to the expected loss model. Under the standard, disclosures are required to provide users of the financial statements with useful information in analyzing an entity’s exposure to credit risk and the measurement of credit losses. Financial assets held by the Company that are subject to the guidance in FASB ASC 326 were accounts receivable. The Company has adopted the standard utilizing a cumulative-effect adjustment for the Company's accounts receivable. No adjustments were necessary to the Company's allowance for credit losses and/or retained earnings as a result of the adoption of this standard and therefore the impact of this standard on the Company's consolidated financial statements primarily resulted in disclosures only.

At each balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. The allowance estimate is derived from a review of the Company's historical losses based on the aging of receivables. This estimate is adjusted for the Company's assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors the Company deems relevant. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company's portfolio has remained relatively constant since the Company's inception. The allowances for credit losses were $10,957 and $32,581 as of December 31, 2023 and 2022, respectively. The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, it is recognized in income or an offset to credit loss expense in the year of recovery. The total amount of write-offs was immaterial to the consolidated financial statements as a whole in both 2023 and 2022.

In addition, gift card purchases and advanced event deposits are collected and deferred and recognized as income as the service is performed at a future date. Deferred revenue includes unrecognized initiation fee liabilities, unearned member dues, gift card liability and advanced events deposits.

Practical Expedients and Exemption - There are several practical expedients and exemptions allowed under ASC 606 that impact timing of revenue recognition and the Company's disclosures. In the Company's adoption and application of ASC 606, the Company elected to treat similar contracts (primarily initiation fee contracts) as part of a portfolio of contracts, primarily initiation fee contracts. The contracts have the same provisions, and the Company believes the Company's revenues would not be materially different if the Company had chosen to treat each contract separately.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying consolidated financial statements include the Company's beliefs that all of the Company's long-lived assets, are recoverable and that the Company's estimates of the average lives of memberships from which the Company bases the Company's revenue recognition are reasonable. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the periods they are determined to be necessary. It is at least reasonably possible that such estimates could change in the near term with respect to these matters.

Concentrations of Credit Risk - Financial instruments that potentially subjects the Company to concentrations of credit risk consist principally of cash and accounts receivable. Cash consists of bank deposits which may, at times, exceed federally insured limits. No losses have been experienced in such accounts.

Financial Instruments - The Company used the following methods and assumptions in estimating the fair values of the Company's financial instruments:

•
Accounts receivable and accounts payable: Due to their short-term nature, the carrying amounts reported on the accompanying consolidated balance sheets for these accounts approximate their fair values.
•
Deferred revenues: The carrying amounts of these accounts approximate their fair values because they approximate their net present values considering relevant risk factors.
•
Debt: The carrying values of variable rate debt financing reflected in the balance sheets at December 31, 2023 and 2022 approximates their fair values as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

Inventories and Supplies - Inventories and supplies are recorded at average cost, on a first-in, first-out basis, or market.

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

Impairment of Long-Lived Assets - The Company regularly review long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. Any impairment loss would be calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques, giving consideration to recent operating performance and pricing trends. There were no impairment losses for the years ended December 31, 2023 and 2022.

Intangibles - Indefinite life intangibles consist of the trade name valued at $2,300,000 and a water contract valued at $2,030,001. The company evaluates intangible assets for impairment annually (or earlier if a significant event occurs that may indicate that the assets may not be recoverable). Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the use of the acquired assets or the strategy for the Company's overall business; and (3) significant negative industry or economic trends. During the years ending December 31, 2023 and 2022, there were no impairment charges related to intangible assets.

Deferred Financing Costs – Deferred financing costs, which arose from costs incurred to originate the financing discussed at Note 9, are being amortized to interest expense over the term of the related indebtedness. The unamortized portions of these costs are reflected as reductions of such debt.

Deferred contract costs, net – Deferred contract costs, which arose from the costs of obtaining long term commitments on rental pool agreements that the Company would not have incurred if the pool participants did not commit to five-year contracts, were being amortized over the contract lives using the straight-line method through December 31, 2023 (at which time the costs were fully amortized).

Advertising - Advertising costs, which are expensed as incurred, were $697,387 and $654,784 for the years ended December 31, 2023 and 2022, respectively.

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

Income Taxes - With the exception of an entity owned by Salamander Innisbrook Securities, LLC the Company and its subsidiaries are single member limited liability companies and therefore the majority of the results of the Company's operations flow through to the Company's member for inclusion in its income tax returns. In 2023, the Company provided for estimated income taxes of approximately $168,000 related to our tax paying subsidiary. No provision and/or benefit for deferred income taxes has been recorded as there are no significant differences between financial statement and tax reporting.

Under FASB ASC 740-10, the Company is required to evaluate each of the Company's tax positions to determine if they are more likely than not to be sustained if the taxing authority examines the respective position. A tax position includes an entity’s tax status as a pass-through entity, and the decision not to file a tax return. The Company has evaluated each of the Company's tax positions and have determined that no provision or liability for income taxes is necessary.

The Company evaluates the validity of the conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause the Company to change judgment regarding the likelihood of a tax position’s sustainability under examination. At December 31, 2023, the Company does not believe that any uncertain tax positions exist.

Reclassification - Management of the Company determined that various landscaping expenses incurred for the Copperhead golf course in 2022 were initially miscoded to general and administrative expenses in lieu of operating expenses. Management did not give effect to the prior year misclasses in any of the quarterly reports filed in 2023 (the reclass was appropriately made for the 2023 10-K). The Company reclassified $4,075,619 of prior year general and administrative expenses to operating costs and expenses to conform with the current year presentation. These reclassifications had no effect on the reported results of operations.

3. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of December 31, 2023 and 2022:

	2023	2022
Land and land improvements	$21,056,223	$21,846,601
Buildings	26,855,035	28,545,967
Furniture, fixtures and equipment	12,361,299	11,531,015
Construction in progress	2,576,765	493,129
	62,849,322	62,416,712
Less accumulated depreciation and amortization	(30,213,607)	(30,207,766)
	$32,635,715	$32,208,946

Depreciation and amortization expense was $1,666,665 and $1,639,597 for the years ended December 31, 2023 and 2022, respectively. Amortization expense in the accompanying consolidated financial statements for assets held under finance leases (see Note 4) was $105,302 and $0, respectively, as of and for the years ended December 31, 2023 and 2022. Finance lease amortization expense is included in Depreciation and amortization expense.

4. Leases

Operating Leases

On December 20, 2018, the Company entered into a master lease agreement with DLL Finance, LLC under which the Company had three leases of golf carts and utility vehicles. Total monthly payments under the leases of $32,300 commenced in April 2019, and continued through March 31, 2023.

On November 8, 2022, the Company entered into a new lease agreement with DLL Finance, LLC, for golf carts. Total monthly payments under the lease of $20,654 commenced in January 2023, and continue for a period of 48 months.

As of December 31, 2023, the remaining lease term in years approximated three years and the discount rate was 4.17%. Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term.

Future minimum lease payments under the lease are as follows:

Years Ending December 31,
2024	$247,842
2025	247,842
2026	247,842
Total future minimum lease payments	743,526
Less current portion	(222,982)
Less imputed interest	(45,751)
Non-current present value of future minimum lease payments	$474,793

Operating lease expense approximated $345,000 and $387,000 for each of the years ended December 31, 2023 and 2022, respectively.

Finance Leases

The Company is also obligated under certain leases for telephone equipment. The leases expire in the fourth quarter of 2027 and the monthly lease payments are $6,644. The leases contain bargain purchase options that allow the Company to purchase the leased equipment for a minimal amount upon the expiration of the lease term. Equipment acquired under finance leases is pledged as collateral to secure the performance of the future minimum lease payments.

Future minimum lease payments under finance lease obligations are as follows:

Years Ending December 31,
2024	$79,723
2025	79,723
2026	79,723
2027	59,793
Total future minimum lease payments	298,963
Less amount representing interest and taxes	(22,640)
Present value of future minimum lease payments	276,323
Less current maturities	(69,522)
Non-current present value of future minimum lease payments	$206,801

5. Retirement Plan

The Company sponsors a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company matches one half of the first 6% of the contributions of each employee. The Company made matching contributions of approximately $335,000 and $240,000 for the years ended December 31, 2023 and 2022, respectively.

6. Rental Pool Operations

Under the Master Lease Agreement (the “Agreement” or “MLA”) with the Rental Pool participants (which expired on December 31, 2023 and was replaced with a new agreement, as more fully described below), the Resort paid Participants a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, and occupancy fees and when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by the Company's employees. In 2023 and 2022, amounts available to Participants under the Agreement approximated $3,717,000 and $3,473,000, respectively, of which approximately $705,000 and $690,000 was owed as of December31, 2023 and 2022, respectively. The balances owed, along with the incentives discussed in the following paragraph, are reflected as a Rental Pool liability in the Company's consolidated balance sheets. The amounts were paid in 2024 and 2023, respectively.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the customization of certain units that did not require a full renovation and provided for an incentive payment plan (“Incentive”) to be paid to Participants. The Incentive provides for a quarterly payment to each Participant, beginning on January 1, 2019, and ending on December 31, 2023, so long as their units continue to participate in the Rental Pool. Incentive payments due as of December 31, 2023, and 2022 totaled approximately $112,000 and $94,000, respectively.

On July 2, 2019, the Third Addendum to the MLA became effective. The addendum provided Participants with two options for funding of the cost overruns created by the default of AMH Construction, Inc. (“AMH”). The first option provided that the Company would fund the cost overruns in exchange for the Participating Owner’s dedication of their unit to the Rental Pool as evidenced by a Memorandum of Lease recorded against the title of such participant’s unit in the land records of Pinellas County. The second option provided an additional incentive payment equal to the cost overrun amount in the form of quarterly payments, adjusted annually, resulting in a reimbursement of 10% of the total amount in 2019, 15% in 2020, 20% in 2021, 25% in 2022, and the remainder in 2023. Participants choosing option 1 represented 192 units (233 doors) and Participants choosing option 2 represented 13 units (15 doors). For option 1, the Company paid Participants $3,146,363 in 2019, which amount was being amortized over the five-year term of the Participants lease dedication beginning January 1, 2019 and ending on December 31, 2023.

The Agreement was replaced in its entirety by a new seven-year Agreement the "New MLA" on November 21, 2023. The New MLA was effective on January 1, 2024, and will expire on December 31, 2030.Under the new Agreement, the Resort will pay Participants a quarterly distribution equal to 42% of the Adjusted Gross Revenues (as defined above) on the first $8.7 million, 45% between $8.7 million and $9.7 million, and 50% above $9.7 million. The Incentive described is not included in the revised MLA. Additionally, the new Agreement requires Participants to maintain an escrow balance equal to $1,000 plus an amount equal to an Aging Factor, which represents fifty percent (50%) of the estimated costs of future renovation to the Units in order to maintain the Standard established under the Agreement. The rest of the Agreement remains substantially similar to the expired Agreement.

7. Other Related Party Transactions

The Company incurred management fees to Salamander Hospitality, LLC, an entity related to the Company by virtue of common ownership, of approximately $1,376,000 and $1,303,000 in 2023 and 2022, respectively. These fees are included in general and administrative expenses in the accompanying consolidated statements of operations.

At December 31, 2023 and 2022, the Company owed affiliates approximately $681,600 and $295,600, respectively, and had receivables from affiliates of approximately $537,800 and $234,900, respectively. The affiliate receivables and payables are unsecured, non-interest bearing and are due on demand.

Pursuant to the terms of the Agreement, the Rental Pool Lease Operation reimbursed the Company approximately $225,000 and $197,000 in 2023 and 2022, respectively, for maintenance and housekeeping labor, use of the telephone lines, and other supplies. These reimbursements are reflected as reductions of general and administrative expenses in the accompanying consolidated statements of operations and changes in member’s equity.

At December 31, 2023 and 2022 the Company was owed $184,890 and $99,047, respectively, from Innisbrook Condominium Association, a third party collectively owned by the condominium owners at Innisbrook.

All three of the condominiums that the Company owns participated in the Rental Pool under the Agreement in 2023 and 2022, in the same manner as all other Rental Pool participants.

8. Paycheck Protection Program Loans

In June 2021, the Company received a Paycheck Protection Program loan ("PP loan") of $2,000,000 as part of the Coronavirus Aid, Relief and Economic Security Act which is administered by the SBA. The loan bore interest at a rate of 1% per annum and had a term of five years. On June 6, 2022, the Partnership received a notice of forgiveness from the SBA and recognized a gain on loan forgiveness of $2,000,000 in the accompanying 2022 consolidated statement of operations and changes in member's equity.

9. Note Payable

On March 28, 2017, the Company obtained a loan in the amount of fifteen million dollars ($15,000,000) from a bank. The loan, which had a balance of $10,899,876 (before consideration of unamortized deferred financing costs) at December 31, 2021, was initially being repaid over a five-year period in monthly installments of principal plus interest based on a 15-year amortization schedule commencing on May 5, 2017, with the remaining unpaid balance due in full on April 5, 2022. On April 4, 2022, the loan maturity date was extended to July 5, 2022, and the rate of interest was modified to the adjusted term SOFR rate plus 2.30% per annum adjusted monthly.

On July 5, 2022, the loan was amended again whereby monthly principal payments of $73,051 plus interest commenced on August 5, 2022 and continue until July 5, 2034 at which time the balance will be paid (6.5% at December 31, 2022).

The loan is collateralized by the Company's real and personal property, the assignment and/or subordination of leases and the Company's management agreement with an affiliate and guarantees by certain affiliates.

Future maturities of the note payable are as follows as of December 31, 2023:

Year ending December 31,
2024	$876,609
2025	876,609
2026	876,609
2027	876,609
2028	876,609
Thereafter	4,894,396
9,277,441
Less current portion	(876,609)
Less unamortized deferred financing costs	(60,040)
Note payable - non current	$8,340,792

10. Land Development and Sale Contract

Land Development and Sale Contract

On April 13, 2021, the Company entered into an Agreement for the Sale and Purchase of Real Property with Toll Southeast LP. Company, Inc. (“Toll Brothers”) for the sale and residential development of approximately 54 acres of land along the northern boundary of the property, contingent upon approval of a land use plan amendment and an amendment to the Residential Planned Development ("RPD") master plan for Innisbrook from Pinellas County and other governmental agencies, received in 2022 and the receipt of an approved site plan, received in 2023.

On November 16, 2023, the Company consummated the sale of these assets to Toll Brothers. The sale resulted in net proceeds to the Company of $12,538,775 and a gain of $10,112,457. In addition, the Purchase and Sale Agreement provides for the Company to receive additional proceeds of 10% of any sales proceeds received by Toll Brothers in excess of $700,000 for single family homes and $475,000 for townhouses. Toll Brothers intends to build 122 single family homes and 52 townhomes.

In connection with this transaction, the Company also entered into a Development Agreement with Toll Brothers. The Development Agreement provides certain requirements and restrictions on the parties, including but not limited to development of certain roadway improvements, the demolition and reconstruction of a new gate at the Klosterman Road entrance, the construction of an EVA only gate onto Klosterman Road, the use of the Innisbrook trademarks and names, and the elevations and floor plans of the homes that are allowed to be built in the new neighborhood. The agreement also includes the requirement, to be recorded in the Declarations of Covenants, Conditions, and Restrictions for the parcel, that all homeowners must maintain an active membership to the resort.

11. Subsequent Events

Hurricane Helene and Milton

In the last week of September and the second week of October 2024, Hurricanes Helene and Milton made landfall on the central west coast of Florida, causing widespread damage across the greater Tampa Bay area. The impacts included property damage to the Resort, the closing and disruption of the Company’s operations, and damage to the community infrastructure. The Company is continuing to evaluate the financial impact of Hurricanes Helene and Milton and its ability to recover, through insurance policies, any loss due to business interruption or damage to the resort property.

Report of Independent Registered Public Accounting Firm

To the Sole Member and Manager

Salamander Innisbrook, LLC and

the Lessors of the Innisbrook Rental Pool Lease Obligation

Palm Harbor, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of the Distribution Fund and the Maintenance Fund of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31,2023and 2022, and the related statements of operations and changes in participants’ fund balances of the Distribution Fund and statements of changes in participants’ fund balances of the Maintenance Escrow Fund for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Rental Pool as of December 31,2023and 2022, and the results of its operations and changes in participants’ fund balances for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Cherry Bekaert LLP

We have served as the Rental Pool’s auditor since 2021.

Tampa, Florida

December 10, 2024

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEET - DISTRIBUTION FUND

December 31, 2023 and 2022

	2023	2022
Assets
Receivable from Salamander Innisbrook, LLC for distribution	$816,400	$783,918
Interest receivable from maintenance escrow fund	—	78
	$816,400	$783,996
Liabilities and Participants' Fund Balances
Due to participants for distribution	$816,400	$783,996
	$816,400	$783,996

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS - MAINTENANCE ESCROW FUND

December 31, 2023 and 2022

	2023	2022
Assets

Cash and cash equivalents	$110,061	$471,375
Investments in held to sale maturities	$459,621	$-
	$569,682	$471,375

Liabilities and Participants' Fund Balances

Accounts payable	$25,335	$47,163
Total liabilities	25,335	47,163

Carpet care reserve	1,136	22,055
Participant Fund Balances	543,211	402,157
	$569,682	$471,375

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS - DISTRIBUTION FUND

For the Years Ended December 31, 2023 and 2022

	2023	2022
Gross Revenues	$9,267,219	$8,678,547

Deductions:
Agents' commissions	345,578	307,035
Credit card fees	259,786	207,012
Audit fees	165,914	137,649
Linen replacements	111,668	102,196
Rental pool complimentary fees	19,853	18,326
	902,799	772,218

Adjusted gross revenues	8,364,420	7,906,329

Amount retained by lessee	(5,018,652)	(4,743,798)

Gross income distribution	3,345,768	3,162,531

Adjustments to gross income distribution:
General pooled expense	(813)	(1,917)
Miscellaneous pool adjustments	(738)	1,392
Occupancy fees	(784,006)	(750,387)
Advisory Committee expenses	(102,028)	(102,531)

Net income distribution	2,458,183	2,309,088

Adjustments to net income distribution:
Occupancy fees	784,006	750,387
Hospitality suite fees	3,130	2,686
Corporate Comp	12,770	13,658
Associate room fees	11,225	19,755
Incentives	447,341	377,787

Available for distribution to participants	$3,716,655	$3,473,361

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANT FUND BALANCES – DISTRIBUTION FUND

For the Years Ended December 31, 2023 and 2022

	2023	2022
Balance, beginning of period	$—	$—

Additions:
Amounts available for distribution	3,716,655	3,473,361
Interest received or receivable from Maintenance Escrow Fund	14,445	78
Reductions:
Amounts accrued or paid to participants	(3,731,100)	(3,473,439)
Balance, end of period	$—	$—

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANT FUND BALANCES – MAINTENANCE ESCROW FUND

For the Years Ended December 31, 2023 and 2022

	2023	2022
Balance, beginning of period	$402,157	$245,137
Additions:
Charges to participants to establish or restore escrow balances	514,647	511,162
Member accounts & miscellaneous	567	1,634
Reductions:
Carpet Care Reserve	-	3,655
Maintenance charges	(354,137)	(310,221)
Change in Carpet Care Reserve	(7,788)	(14,407)
Refunds to participants as prescribed by the master lease agreement	(12,235)	(34,803)
Balance, end of period	$543,211	$402,157

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

SUPPLEMENTAL NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

Rental Pool Agreements - The Rental Pool operates under the provisions of a Master Lease Agreement (the “MLA” or “Agreement”) approved by Company management and the Lessors Advisory Committee (“LAC”). Through December 31, 2023, the operations of the Rental Pool were governed by an Agreement that commenced on January 1, 2014 for a period of ten years, replacing all lease agreements previously in existence.

Under such Agreement, the Resort pays the Participant a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees or when the unit is used for Rental Pool Comps or as a model, linen replacements, and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size, for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to Participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by Company employees.

Under the terms of the Agreement, each owner may elect to participate in the Rental Pool for the following year by signing and executing an Annual Lease Agreement (the “ALA”). In 2023 and 2022, amounts available to Participants under the Agreement approximated $3,717,000 and $3,473,000, respectively, of which approximately $705,000 and $690,000 was owed as of December 31, 2023 and 2022, respectively. The balances owed, along with the incentives discussed in the following paragraph, are reflected as a Rental Pool liability in the consolidated balance sheets of the Resort. The amounts were paid in 2024 and 2023, respectively.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn-Key renovation, the customization of certain units that did not require a full renovation and provided for an incentive payment plan (“Incentive”) to be paid to Participants. The Incentive provides for a quarterly payment to each Participant, beginning on January 1, 2019, and ending on December 31, 2023, so long as their units continue to participate in the Rental Pool. Incentive payments due as of December 31, 2023, and 2022 totaled $111,505 and $93,767, respectively.

On July 2, 2019, the Third Addendum to the MLA became effective. The addendum provided Participants with two options for funding of the cost overruns created by the default of AMH. The first option provided that the Company would fund the cost overruns in exchange for the Participating Owner’s dedication of their unit to the Rental Pool as evidenced by a Memorandum of Lease recorded against the title of such participant’s unit in the land records of Pinellas County. The second option provided an additional incentive payment equal to the cost overrun amount in the form of quarterly payments,adjusted annually, resulting in a reimbursement of 10% of the total amount in 2019, 15% in 2020, 20% in 2021, 25% in 2022, and the remainder in 2023. Participants choosing option 1 represented 192 units (233 doors) and Participants choosing option 2 represented 13 units (15 doors). For option 1, the Company paid Participants $3,146,363 in 2019, which amount is being amortized over the five-year term of the Participants lease dedication beginning January 1, 2019 and ending on December 31, 2023.

The Agreement was replaced in its entirety by a new seven-year agreement due "New MLA" on November 21, 2023. The New MLA is effective on January 1, 2024, and will expire on December 31, 2030. Under the new Agreement, the Resort will pay Participants a quarterly distribution equal to 42% of the Adjusted Gross Revenues (as defined above) on the first $8.7 million, 45% between $8.7 million and $9.7 million, and 50% above $9.7 million. The Incentive described above is not included in the New MLA. Additionally, the New MLA requires Participants to maintain an escrow balance equal to $1,000 plus an amount equal to an Aging Factor, which represents fifty percent (50%) of the estimated costs of future renovation to the Units in order to maintain the Standard established under the Agreement. The rest of the New MLA remains substantially similar to the expired MLA.

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

The Maintenance Escrow Fund, which is managed by the LAC reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed on behalf of Participants or amounts due from the Distribution Fund to meet minimum escrow requirements, fund the carpet care reserve, maintain the interior of the units, and fund renovations of the units. The Innisbrook Rental Pool Trust was established on February 1, 2002 to hold certain assets maintained in such escrow accounts.

Maintenance Escrow Fund Accounts - The MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. Beginning in 2011, by mutual agreement between the LAC and the Resort, until it is determined that the fund requires replenishment, both the occupancy fee and the carpet care reserve deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreement for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the MLA, a percentage of the occupancy fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $28,700 and $5,500 for each of the years ended December 31, 2023 and 2022, respectively.

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

New Accounting Standard and Allowance for Credit Losses - In June 2016, the FASB issued guidance (FASB ASC 326) which significantly changed how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The most significant change in this standard is a shift from the incurred loss model to the expected loss model that is referred to as the current expected credit loss (CECL) methodology. Under the standard, disclosures are required to provide users of the financial statements with useful information in analyzing an entity’s exposure to credit risk and the measurement of credit losses. Among other things, the measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including held-to-maturity securities. No adjustments were necessary to the Rental Pool’s allowance for credit losses because of the adoption of this standard and therefore the impact of this standard on our financial statements primarily resulted in disclosures only.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security types that share similar risk characteristics, which may include, but is not limited to, credit ratings, financial asset type, collateral type, size, effective interest rate, term, geographical location, industry, and vintage. Disclosure is required to be by portfolio segment or major security type. All the Rental Pool’s held-to-maturity securities are in U.S. government obligations. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The Rental Pool has evaluated and determined zero risk of nonpayment on all securities guaranteed by U.S. government-sponsored enterprises and agencies and therefore no allowance for credit losses on these securities was and/or is deemed necessary.

2. Summary of Significant Accounting Policies

Basis of Accounting -The accounting records of the funds are maintained on the accrual basis of accounting.

Cash and cash equivalents - The Rental Pool considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments and Fair Value Measurements - The Rental Pool classifies its debt securities into held-to-maturity, trading, or available-for-sale categories. Debt securities are classified as held-to-maturity when the Rental Pool has the positive intent and ability to hold the securities to maturity. All the Rental Pool’s investments are considered to be held to maturity and are therefore stated at amortized cost on the balance sheet. Fair value of financial instruments is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 – Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3 – Unobservable inputs for the asset or liability.

On December 31, 2023, the Rental Pool had short term investments in United States (“U.S.”) Treasury Securities with an aggregate cost and fair value of approximately $452,000 and $458,000, respectively. These investments are classified as Level 1 within the fair value hierarchy. All of such securities had maturity dates in 2024. There were no liabilities recorded at fair value on a recurring basis as of any period presented.

Revenue - All room revenue net of any sales and other taxes collected are recognized as services are performed.

Accounts Receivable - Receivables are presented net of any allowances for uncollectible amounts. All receivable balances reflected in the accompanying financial statements as of December 31, 2023 and 2022, were collected in 2024 and 2023, respectively. As such, an allowance for credit losses was not considered necessary as of December 31, 2023 or 2022.

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

NOTE 3 - OTHER RELATED PARTY TRANSACTIONS

Pursuant to the terms of the Master Lease Agreement, the Rental Pool paid the Company approximately $225,000 and $197,000 as reimbursement for maintenance and housekeeping labor, use of telephone lines, and other supplies during the years ended December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, no amounts were owed to the Company for such items.

Salamander Innisbrook Condominium, LLC, a wholly owned subsidiary of Salamander Innisbrook, LLC, owns three condominiums. All three condominiums participate in the Rental Pool under the MLA in the same manner as other Rental Pool participants.

Note 4 - Subsequent Events

Hurricane Helene and Milton

In the last week of September and the second week of October 2024, Hurricane Helene and Milton made landfall on the central west coast of Florida, causing widespread damage across the greater Tampa Bay area. The impacts included property damage to the Resort, the closing and disruption of the Company’s operations, and damage to the community infrastructure. The Company is continuing to evaluate the financial impact of Hurricane Helene and Milton and its ability to recover, through insurance policies, any loss due to business interruption or damage to the resort property.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMANDER INNISBROOK, LLC
Date : December 10, 2024	By:	/s/ Prem Devadas
Prem Devadas
Manager (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devadas	Manager (Chief Executive Officer)	December 10, 2024

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 10, 2024

EXHIBIT INDEX

Exhibit No.	Description
10.1	Loan Agreement Dated as March 28, 2017 among Salamander Innisbrook, LLC and Salamander Innisbrook Condominium, LLC and Branch Banking and Trust Co.
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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