Form 10-K
period 2024-12-31
Salamander Innisbrook, LLC
filed 2025-11-14
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

Commission File No. 333-147447

SALAMANDER INNISBROOK, LLC

State of Organization: Florida	IRS Employer Identification No. 26-0442888

36750 US Highway 19 North, Palm Harbor, FL 34684

Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

240 Condominium Rental Pool Units

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

Yes ☐ No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of November 14, 2025.

Issuer has no common stock subject to this report.

SALAMANDER INNISBROOK, LLC

ANNUAL REPORT ON FORM 10-K

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2024

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

PART I

ITEM 1. BUSINESS

Background

Salamander Innisbrook, LLC (the “Company”) was organized on June 14, 2007, by Salamander Farms, LLC under the laws of the state of Florida for the purpose of owning and operating Innisbrook Resort and Golf Club (the “Resort” or "Innisbrook"). The Company, and its wholly owned subsidiaries, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, are hereinafter referred to as “we”, “us”, “our”. On July 16, 2007, we purchased the Resort, three condominiums, which became Salamander Innisbrook Condominiums, LLC, and all of the equity interests in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a full service 63-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1,216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 288 condominium owners (representing 284 hotel rooms) participate in a rental pool (the “Rental Pool”) we operate.

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

Seasonality

The Florida resort industry is seasonal in nature and historically the Resort’s business levels are stronger in the winter and spring months as guests come from the northeast and other colder regions to enjoy the warm weather. In contrast, there is a decline in business levels during the summer months as the hot summer weather makes Florida less appealing for group golf outings and vacation destination golfers. The Resort supports dynamic pricing, optimized on a combination of inventory groupings (i.e., room types) and seasonal demand patterns (e.g., peak, shoulder, off-peak). The Resort may also experience reduced bookings as a result of hurricane-related concerns.

PGA TOUR Event

The 2024 Valspar Championship, a nationally televised, annual PGA TOUR event, was contested at Innisbrook’s Copperhead course March 16-22, 2024. The PGA TOUR, Copperhead Charities and Innisbrook entered into a First Amendment to the Agreement extending the term through and including the 2030 tournament.

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

Employees

At December 31, 2024, we had 482 employees; 344 full-time and 138 part-time. We also periodically engage casual laborers as needed.

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

Cybersecurity threats of all types, such as attacks from computer hackers, cyber criminals, nation-state actors, social engineering and other malicious internet-based activities, continue to increase generally in business and society. We believe that our current preventative actions and response planning provide adequate measures of protection against cybersecurity risks. While we have implemented measures to safeguard our information technology systems, the evolving nature of cybersecurity attacks and vulnerabilities means that these protections may not always be effective. In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

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

There were no material cybersecurity incidents in 2024 or up to the date of this filing.

ITEM 2. PROPERTIES

The Resort is situated on approximately 600 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, approximately 288 participate in the Rental Pool. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. We also own three condominium units, all of which participate in the Rental Pool in the same fashion as all other Rental Pool participants. Approximately 20% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. As a result of the potential use of lockout master bedroom units, the total number of rooms at the resort is 1,216 and the average number of units participating in the Rental Pool at any one time is equivalent to approximately 284 hotel rooms. The Resort complex includes 63 holes of golf, practice ranges, three clubhouses with retail, golf, and food and beverage outlets, three conference and exhibit buildings, a full-service spa and fitness center, six swimming pools including a themed water attraction, a recreation facility, a tennis facility, and numerous administrative and support structures. These amenities are owned by the Resort and have undergone substantial renovation and improvements since we purchased the Resort in 2007.

ITEM 3. LEGAL PROCEEDINGS

We were not aware of any legal proceedings as of December 31, 2024 or through the date of this report.

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

During the years ended December 31, 2024 and 2023, there were no impairment charges related to intangible assets.

Impairment of Other Long-Lived Assets

We review other long-lived assets for impairment if a significant event occurs or circumstances arise that indicate the assets may not be recoverable by comparing the carrying values of the assets with their estimated future undiscounted cash flows. In reviewing impairment of our long-lived assets, we review the recent operating and pricing trends with the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. During the years ended December 31, 2024 and 2023, there were no impairments charges related to other long lived assets.

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

Results of Operations

	Year ended December 31,
	2024	%	2023	%	Inc/(dec)	% Chg
Resort revenues:
Room revenues	$9,627,545	20.4%	$9,500,705	20.5%	$126,840	1.3%
Other revenues	37,596,714	79.6%	36,882,082	79.5%	714,632	1.9%
Total revenues	47,224,259	100.0%	46,382,787	100.0%	841,472	1.8%

Costs and expenses:
Operating costs and expenses	26,547,788	56.2%	24,525,961	52.9%	2,021,827	8.2%
General and administrative	20,432,358	43.3%	20,100,038	43.3%	332,320	1.7%
Depreciation and amortization	1,877,834	4.0%	2,702,861	5.8%	(825,027)	-30.5%
Total costs and expenses	48,857,980	103.5%	47,328,860	102.0%	1,529,120	3.2%
Operating income (loss)	(1,633,721)	-3.5%	(946,073)	-2.0%	(687,648)	72.7%

Interest expense	(689,703)	-1.5%	(817,140)	-1.8%	127,437	-15.6%
Interest income	337,498	0.7%	10,638	0.0%	326,860	100.0%
Gain on sale of assets	-	0.0%	10,112,457	21.8%	(10,112,457)	100.0%

Income (loss) before provision for income taxes	(1,985,926)	-4.2%	8,359,882	18.0%	(10,345,808)	-123.8%

Provision for income taxes	(23,000)	0.0%	(167,923)	-0.4%	144,923	100.0%

Net income (loss)	$(2,008,926)	-4.3%	$8,191,959	17.7%	$(10,200,885)	-124.5%

During 2024 overall resort revenues increased by $841,472 or 1.8% compared with the prior year. The increase in revenues was primarily driven by food and beverage and membership revenues, which increased 28.2% and 12.0% respectively over the prior year. Total costs and expenses (exclusive of depreciation and amortization) increased year-over-year by $2,354,147 or 9.9% which is attributable to an increase in market and local operating costs. Depreciation and amortization declined as various assets became fully depreciated in 2023 and 2024.

Interest income increased in 2024 due to interest earned on the balances held in bank accounts. We recorded a provision for income taxes in 2024 due to taxable income generated by our sole tax paying subsidiary. FY 2023 included a non-recurring gain on sale of certain assets to Toll Brothers, Inc.

In the last week of September and the second week of October 2024, Hurricanes Helene and Milton made landfall on the central west coast of Florida, causing widespread damage across the greater Tampa Bay area. The impacts included property damage to the Resort, the temporary closing and disruption of the Company's operations, and damage to the Resort's infrastructure. As a result of the hurricanes, we incurred approximately $816,000 of repairs and maintenance costs arising from damage to tour golf courses and other property. However, subsequent to year end, our insurance company agreed to reimburse us for such costs and remitted an advance to us of $1,200,000 in March 2025 (and subsequent to such date we settled with our insurance company for a total of $1,561,000, inclusive of such advance). The final settlement represents recovery for approximately $1,039,000 of casualty losses and $522,000 of lost business and profits. However, pursuant to generally accepted accounting principles in the United States of America the casualty losses in excess of the aforementioned charges of $816,000 and the $522,000 arising from lost business and profits are considered gain contingencies in the year the payments are actually received and therefore will be given effect to in our 2025 consolidated financial statements.

Liquidity and Capital Resources

Cash generated from operating activities was $79,708 and $1,004,916 in 2024 and 2023, respectively, a decrease of $925,208. The decrease resulted primarily from our current year operating loss caused primarily by an increased loss due to an increase in local operating costs and the impact of Hurricanes Helene and Milton.

We used cash of approximately $(3,662,000) and $(4,262,000) in 2024 and 2023, respectively, for the purchase of property and equipment, and a $1,000,000 distribution to our member was made in 2023. In 2023, we received proceeds of approximately $12,539,000 from the sale of certain land to Toll Brothers, Inc.

We believe our cash on hand is adequate to support our capital and operating expenditures in 2025 and beyond.

Legal Entity Structure

Salamander Innisbrook, LLC is a single member limited liability company with Salamander Farms, LLC as the sole member.

Income Tax Status

With the exception of an entity owned by Salamander Innisbrook Securities, LLC the Company and its subsidiaries are single member limited liability companies and therefore the majority of the results of our operations flow through to our member for inclusion in its income tax returns. We provided for income taxes of approximately $23,000 and $168,000 in 2024 and 2023, respectively, related to our tax paying subsidiary. No provision and/or benefit for deferred income taxes has been recorded as there are no significant differences between financial statement and tax reporting.

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

Environmental Matters

None.

Off Balance Sheet Arrangements

None.

Contractual Commitments

The following is a summary of our contractual obligations as of December 31, 2024:

Contractual Obligations	Total	2025	2026	2027	2028	2029	Thereafter
Lease obligations (1)	$1,493,584	$471,883	$497,657	$252,336	$176,812	$94,896	$-
Interest on outstanding lease obligations (2)	174,657	77,380	51,604	29,153	13,837	2,683	-

Total	$1,668,241	$549,263	$549,261	$281,489	$190,649	$97,579	$-

Long term debt obligation (1)	$8,400,833	$876,609	$876,609	$876,609	$876,609	$876,609	$4,017,788
Interest payments on outstanding debt obligation (2)	1,904,778	375,071	333,965	292,859	252,475	210,646	439,762

Total	$10,305,611	$1,251,680	$1,210,574	$1,169,468	$1,129,084	$1,087,255	$4,457,550

(1)
Amounts include principal payments only
(2)
Projected interest payments are based on the outstanding principal amounts and interest rates at December 31, 2024

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks arise from changes in interest rates, foreign currency exchange rates and other market changes that affect market sensitive instruments. The carrying value of variable rate debt financing reflected in our consolidated balance sheet at December 31, 2024, approximates fair value as the changes in its associated interest rates reflects the current market and credit risk is similar to when the loan was originally obtained.

We are obligated under a note payable with interest at the SOFR rate plus 2.30% per annum adjusted monthly. The loan is collateralized by, among other things, our real and personal property and guarantees of certain affiliates. As of December 31, 2024 and 2023, the note payable consisted of the following:

	Principal as of December 31, 2024	Interest Rate as of December 31, 2024	Principal as of December 31, 2023	Interest Rate as of December 31, 2023	Maturity Date
Note Payable	$8,400,833	6.8750%	$9,277,441	7.6875%	July 5, 2034
Less unamortized debt issuance costs	(54,393)		(60,040)

Total	$8,346,440		$9,217,401

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Supplementary Data starting on page 18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in our SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. At December 31, 2024, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at December 31, 2024, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Manager and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2024, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

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

On November 16, 2023, we consummated the sale of these assets to TLB 174 – Palm Harbor, L.P., the land banker for Toll Brothers. The sale resulted in net proceeds to us of $12,538,775 and a gain of $10,112,457. In addition, the Purchase and Sale Agreement provides for us to receive additional proceeds of 10% of any sales proceeds received by Toll Brothers in excess of $700,000 for single family homes and $475,000 for townhouses. Toll Brothers intends to build 122 single family homes and 52 townhouses. Site clearing and grading continued in 2024 and Toll Brothers has completed model homes, began selling activities, and has started signing contracts for new homes with deliveries expected to begin in 2026.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the year ended December 31, 2024, to our executive officers.

				Other
		Salary and		Annual	All Other
Name and Principal Position		Commission	Bonus	Compensation	Compensation
Prem Devadas, Manager (1)	2024	$—	$—	$—	$—
Dale Pelletier, Chief Financial Officer (1)	2024	$—	$—	$—	$—
Prem Devadas, Manager (1)	2023	$—	$—	$—	$—
Dale Pelletier, Chief Financial Officer (1)	2023	$—	$—	$—	$—

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

(a)
Transactions with Management and Others

None.

(b)
Certain Business Relationships

Under the Master Lease Agreement (the “Agreement” or “MLA”) with the Rental Pool participants (which expired on December 31, 2023, and was replaced with a new agreement (the "New MLA") as more fully described below), the Resort paid Participants a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, and occupancy fees and when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the participants, based on the Participation Factor as defined in the Agreement or the New MLA. Additionally, occupancy fees are paid by the Resort to participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by our employees. In 2024 and 2023, amounts available to Participants under the Agreement or New MLA approximated $3,437,000 and $3,717,000, respectively, of which approximately $829,000 and $705,000 was owed as of December 31, 2024 and 2023, respectively. The balances owed, along with the incentives discussed in the following paragraph, are reflected as a Rental Pool liability in our consolidated balance sheets. The amounts were paid in 2025 and 2024, respectively.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn- Key renovation, the customization of certain units that did not require a full renovation and provided for an incentive payment plan (“Incentive”) to be paid to Participants. The Incentive provides for a quarterly payment to each Participant, beginning on January 1, 2019, and ending on December 31, 2023, so long as their units continue to participate in the Rental Pool. Incentive payments due as of December 31, 2024, and 2023 totaled approximately $0 and $112,000, respectively.

On July 2, 2019, the Third Addendum to the MLA became effective. The addendum provided Participants with two options for funding of the cost overruns created by the default of AMH Construction, Inc. (“AMH”). The first option provided that we would fund the cost overruns in exchange for the Participating Owner’s dedication of their unit to the Rental Pool as evidenced by a Memorandum of Lease recorded against the title of such participant’s unit in the land records of Pinellas County. The second option provided an additional incentive payment equal to the cost overrun amount in the form of quarterly payments,adjusted annually, resulting in a reimbursement of 10% of the total amount in 2019, 15% in 2020, 20% in 2021, 25% in 2022, and the remainder in 2023. Participants choosing option 1 represented 192 units (233 doors) and Participants choosing option 2 represented 13 units (15 doors). For option 1, we paid Participants $3,146,363 in 2019, which amount was being amortized over the five-year term of the Participants lease dedication beginning January 1, 2019 and ending on December 31, 2023.

As mentioned above, the Agreement was replaced in its entirety by a New MLA, with a term of 7 years, on November 21, 2023. The New MLA was effective on January 1, 2024, and will expire on December 31, 2030.Under the new Agreement, the Resort pays Participants a quarterly distribution equal to 42% of the Adjusted Gross Revenues (as defined above) on the first $8.7 million, 45% between $8.7 million and $9.7 million, and 50% above $9.7 million.The Incentive described above is not included in the New MLA. Additionally, the New MLA requires Participants to maintain an escrow balance equal to $1,000 plus an amount equal to an Aging Factor, which represents fifty percent (50%) of the estimated costs of future renovation to the Units in order to maintain the Standard established under the New MLA. The rest of the New MLA remains substantially similar to the expired Agreement.

Pursuant to the terms of the New MLA and the Agreement, the Rental Pool Lease Operation reimbursed the Resort approximately $481,500 and $225,000 in 2024 and 2023, respectively, for maintenance and housekeeping labor, use of the telephone lines, and other supplies.

All three condominiums that we own participated in the Rental Pool under the Agreement in the same manner as all other Rental Pool participants in 2024.

At December 31, 2024 and 2023 we were owed $268,702 and $184,890, respectively, from Innisbrook Condominium Association, a third party collectively owned by the condominium owners at Innisbrook. The amounts, which were recovered in

2025 and 2024, respectively, are included in prepaid expenses and other current assets in our accompanying consolidated balance sheets.

We incurred management fees to Salamander Hospitality, LLC, an entity related to us by virtue of common ownership, of approximately $1,405,000 and $1,376,000 in 2024 and 2023, respectively.

At December 31, 2024 and 2023, we owed our affiliates approximately $1,148,800 and $681,600, respectively, and had receivables from affiliates of approximately $194,900 and $537,800, respectively. The affiliate receivables and payables are unsecured, non-interest bearing and are due on demand.

(c)
Indebtedness of Management

None.

(d)
Transactions with Promoters

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were incurred from Cherry Bekaert LLP, our independent registered public accounting firm, for services provided in the years ended December 31, 2024 and 2023.

Audit Fees and other services that are normally provided by the auditors in connection with statutory filings or engagements approximated $112,000 for each of the years ended December 31, 2024, and 2023.

Tax Fees approximated $4,210 for each of the years ended December 31, 2024 and 2023.

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

To the Sole Member and Manager

Salamander Innisbrook, LLC

Palm Harbor, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Salamander Innisbrook, LLC (the “Company”) as of December, 2024 and 2023, and the related consolidated statements of operations, changes in member’s equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters - Amortization Period of Full Golf Membership Initiation Fees

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Tampa, Florida

November 14, 2025

SALAMANDER INNISBROOK, LLC

CONSOLIDATED BALANCE SHEETS

As of December 31, 2024 and 2023

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,174,896	$11,711,728
Receivables:
Accounts, net	2,718,640	1,829,926
Insurance	778,035	-
Inventories and supplies	1,223,355	888,989
Due from affiliates	194,874	537,791
Prepaid expenses and other current assets	1,245,625	1,198,215
Total current assets	13,335,425	16,166,649

Property, buildings and equipment, net	34,518,751	32,635,715
Operating lease right-of-use assets	1,210,316	697,775
Intangibles	4,330,001	4,330,001
Restricted cash	2,027,616	2,041,612
Deposits and other assets	381,232	343,661
Total assets	$55,803,341	$56,215,413

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$2,502,256	$1,405,593
Accrued liabilities	2,021,360	1,834,183
Rental Pool liability	828,921	816,400
Current portion deferred revenues	4,825,840	4,848,915
Due to affiliates	1,148,789	681,634
Current portion - operating lease	382,324	222,982
Current portion - finance lease	89,558	69,522
Current portion - note payable	876,609	876,609
Total current liabilities	12,675,657	10,755,838

Deferred revenues, net of current portion	1,793,291	1,585,403
Operating lease, net of current portion	827,992	474,793
Finance lease, net of current portion	193,710	206,801
Note payable, net of current portion and unamortized deferred financing costs	7,469,831	8,340,792

Total liabilities	22,960,481	21,363,627

Member's equity	32,842,860	34,851,786
Total liabilities and member’s equity	$55,803,341	$56,215,413

See notes to consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

For the Years Ended December 31, 2024 and 2023

	2024	2023
Revenues:
Room revenues	$9,627,545	$9,500,705
Other revenues	37,596,714	36,882,082
Total revenues	47,224,259	46,382,787

Costs and expenses:
Operating costs and expenses	26,547,788	24,525,961
General and administrative	20,432,358	20,100,038
Depreciation and amortization	1,877,834	2,702,861
Total costs and expenses	48,857,980	47,328,860

Operating income (loss)	(1,633,721)	(946,073)

Interest expense	(689,703)	(817,140)
Interest income	337,498	10,638
Gain on sale of assets	-	10,112,457

Income before provision for income tax	(1,985,926)	8,359,882

Provision for income tax	(23,000)	(167,923)

Net income (loss)	(2,008,926)	8,191,959

Member's equity, beginning of year	34,851,786	27,659,827
Member distributions	-	(1,000,000)
Member's equity, end of year	$32,842,860	$34,851,786

See notes to consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024 and 2023

	2024	2023

Cash flows from operating activities:
Net income (loss)	$(2,008,926)	$8,191,959
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	-	(10,112,457)
Provision for credit losses	128,366	11,210
Depreciation and amortization	1,877,834	2,702,861
Amortization of deferred financing costs	5,648	2,824
Amortization of lease right-of-use assets	305,031	217,060
Changes in operating assets and liabilities:
Accounts and insurance receivables, net	(1,795,115)	(118,976)
Inventories and supplies	(334,366)	281,352
Prepaid expenses and other current assets	(47,407)	162,777
Accounts payable	1,096,663	(155,876)
Accrued liabilities and Rental Pool liability	199,698	(355,479)
Deferred revenues	184,813	(96,459)
Deposits and other assets	(37,571)	408,102
Due to/from affiliates, net	810,071	83,078
Operating lease liabilities	(305,031)	(217,060)
Net cash provided by operating activities	79,708	1,004,916

Cash flows from investing activities:
Proceeds from sale of assets	-	12,538,775
Purchases of property and equipment	(3,662,311)	(4,262,461)
Net cash provided by (used in) investing activities	(3,662,311)	8,276,314

Cash flows from financing activities:
Repayments of note payable	(876,609)	(881,556)
Payments on finance lease obligations	(91,616)	(89,828)
Member distributions	—	(1,000,000)
Cash used in financing activities	(968,225)	(1,971,384)

Net change in cash and restricted cash	(4,550,828)	7,309,846

Cash and restricted cash, beginning of year	13,753,340	6,443,494
Cash and restricted cash, end of year	$9,202,512	$13,753,340

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$205,616
Cash paid for interest	$604,933	$818,514

Non-cash investing and financing activities:
Acquisition of equipment with operating leases	$817,572	$366,150
Acquisition of equipment with finance leases	$92,912	$-

See notes to consolidated financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

1. Nature of Business

Salamander Innisbrook, LLC (the “Company”), own and operates the Innisbrook Resort and Golf Club (the “Resort”). The Company is owned by a sole member who does not have any liability for any of the Company’s obligations except as expressly provided by law and/or contractual obligation.

The Company controls and operates the Rental Pool Lease Operation (the “Rental Pool”), a securitized pool of condominiums owned by participating condominium owners (the “Participating Owners”) and rented as hotel rooms to guests of the Resort (an average of 240 units or 284 hotel rooms participate at any given time). Pursuant to the Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2014 as amended, (the “Master Lease” or “MLA”), quarterly distributions of a percentage of room revenues are required to be made to the condominium owners participating in the Rental Pool. Other resort facilities include three 18-hole golf courses, one 9-hole course, practice holes, four restaurants, three convention facilities, a health spa, fitness center, tennis and recreation facilities, themed water park and five swimming pools.

2. Summary of Significant Accounting Policies

Principles of Consolidation – The accompanying consolidated financial statements include the accounts and balances of the Company and its wholly owned subsidiaries, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash arises from cash balances established as lender reserves required by the Company's debt agreement.

	2024	2023
Cash	$7,174,896	$11,711,728
Restricted cash	2,027,616	2,041,612
	$9,202,512	$13,753,340

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

The Company adopted the standard in 2023 utilizing a cumulative-effect adjustment for the Company's accounts receivable. No adjustments were necessary to the Company's allowance for credit losses and/or retained earnings as a result of the adoption of this standard and therefore the impact of this standard on the Company's consolidated financial statements primarily resulted in disclosures only.

At each balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. The allowance estimate is derived from a review of the Company's historical losses based on the aging of receivables. This estimate is adjusted for the Company's assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors the Company deems relevant. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company's portfolio has remained relatively constant since the Company's inception. The allowances for credit losses were $13,968 and $10,957 as of December 31, 2024 and 2023, respectively. The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, it is recognized in income or an offset to credit loss expense in the year of recovery. The total amount of write-offs was immaterial to the consolidated financial statements as a whole in both 2024 and 2023.

In addition, gift card purchases and advanced event deposits are collected and deferred and recognized as income as the service is performed at a future date. Deferred revenue includes unrecognized initiation fee liabilities, unearned member dues, gift card liability and advanced events deposits.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying consolidated financial statements include the Company's beliefs that all of the Company's long-lived assets, are recoverable and that the Company's estimates of the average lives of memberships from which the Company bases its revenue recognition are reasonable. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the periods they are determined to be necessary. It is at least reasonably possible that such estimates could change in the near term with respect to these matters.

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
•
Debt: The carrying values of variable rate debt financing reflected in the balance sheets at December 31, 2024 and 2023 approximates their fair values as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loan was originally obtained.

Insurance Recoveries - See Note 11.

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

Impairment of Long-Lived Assets - The Company regularly review long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. Any impairment loss would be calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques, giving consideration to recent operating performance and pricing trends. There were no impairment losses for the years ended December 31, 2024 and 2023.

Intangibles - Indefinite life intangibles consist of the trade name valued at $2,300,000 and a water contract valued at $2,030,001. The Company evaluates intangible assets for impairment annually (or earlier if a significant event occurs that may indicate that the assets may not be recoverable). Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the use of the acquired assets or the strategy for the Company's overall business; and (3) significant negative industry or economic trends. During the years ending December 31, 2024 and 2023, there were no impairment charges related to intangible assets.

Deferred Financing Costs – Deferred financing costs, which arose from costs incurred to originate the financing discussed at Note 8, are being amortized to interest expense over the term of the related indebtedness. The unamortized portions of these costs are reflected as reductions of such debt.

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

Advertising - Advertising costs, which are expensed as incurred, were $1,040,856 and $697,387 for the years ended December 31, 2024 and 2023, respectively.

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

Income Taxes - With the exception of an entity owned by Salamander Innisbrook Securities, LLC the Company and its subsidiaries are single member limited liability companies and therefore the majority of the results of the Company's operations flow through to the Company's member for inclusion in its income tax returns. The Company provided for estimated income taxes of approximately $23,000 and $168,000, for 2024 and 2023, respectively, related to our tax paying subsidiary. No provision and/or benefit for deferred income taxes has been recorded as there are no significant differences between financial statement and tax reporting.

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

The Company evaluates the validity of the conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause the Company to change judgment regarding the likelihood of a tax position’s sustainability under examination. At December 31, 2024, the Company does not believe that any uncertain tax positions exist.

3. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of December 31, 2024 and 2023:

	2024	2023
Land and land improvements	$21,130,863	$21,056,223
Buildings	30,677,541	26,855,035
Furniture, fixtures and equipment	14,464,010	12,361,299
Construction in progress	332,131	2,576,765
	66,604,545	62,849,322
Less accumulated depreciation and amortization	(32,085,794)	(30,213,607)
	$34,518,751	$32,635,715

Depreciation and amortization expense (exclusive of amortization arising from assets held under finance leases -- see Note 4) was $1,791,032 and $1,666,665 for the years ended December 31, 2024 and 2023, respectively. Amortization expense for assets held under finance leases was $86,802 and $105,302, respectively, as of and for the years ended December 31, 2024 and 2023,. Finance lease amortization expense is included in Depreciation and amortization expense.

4. Leases

Operating Leases

On November 8, 2022, the Company entered into a lease agreement with DLL Finance, LLC, for golf carts. Total monthly payments under the lease of $20,654 commenced in January 2023, and continue for a period of 48 months.

On November 16, 2023, the Company entered into a lease agreement with DLL Finance, LLC for golf carts. Total monthly payments under the lease of $4,435 commenced in December 2023, and continue for a period of 54 months.

On August 9, 2024, the Company entered into two new lease agreements with DLL Finance LLC for golf carts. Total monthly payments under the new leases of $4,992 and $7,205 commenced in September 2024, and continue for a period of 60 months.

Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term.

Future minimum lease payments under the lease are as follows:

Years Ending December 31,
2025	$447,435
2026	447,435
2027	199,593
2028	168,545
2029	97,578
Total future minimum lease payments	1,360,585
Less current portion	(382,324)
Less imputed interest	(150,269)
Non-current present value of future minimum lease payments	$827,992

Operating lease expense approximated $305,000 and $345,000 for each of the years ended December 31, 2024 and 2023, respectively.

Finance Leases

The Company is also obligated under certain leases for telephone equipment. The leases expire in the fourth quarter of 2027 and the monthly lease payments are $6,644. The leases contain bargain purchase options that allow the Company to purchase the leased equipment for a minimal amount upon the expiration of the lease term.

The Company is also obligated under a lease for copier equipment. The lease expires in the fourth quarter of 2028 and the monthly lease payment is $1,799. The Company has the option to purchase the leased equipment at fair market value upon the expiration of the lease term. Equipment acquired under finance leases is pledged as collateral to secure the performance of the future minimum lease payments.

Future minimum lease payments under finance lease obligations are as follows:

Years Ending December 31,
2025	$101,827
2026	101,827
2027	81,897
2028	22,104
Total future minimum lease payments	307,655
Less amount representing interest and taxes	(24,387)
Present value of future minimum lease payments	283,268
Less current maturities	(89,558)
Non-current present value of future minimum lease payments	$193,710

5. Retirement Plan

The Company sponsors a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company matches one half of the first 6% of the contributions of each employee. The Company made matching contributions of approximately $271,000 and $335,000 for the years ended December 31, 2024 and 2023, respectively.

6. Rental Pool Operations

Under the Master Lease Agreement (the “Agreement” or “MLA”) with the Rental Pool participants (which expired on December 31, 2023, and was replaced with a new agreement (the "New MLA") as more fully described below), the Resort paid Participants a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, and occupancy fees and when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the participants, based on the Participation Factor as defined in the Agreement or the New MLA. Additionally, occupancy fees are paid by the Resort to participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by our employees. In 2024 and 2023, amounts available to Participants under the Agreement or New MLA approximated $3,437,000 and $3,717,000, respectively, of which approximately $829,000 and $705,000 was owed as of December 31, 2024 and 2023, respectively. The balances owed, along with the incentives discussed in the following paragraph, are reflected as a Rental Pool liability in our consolidated balance sheets. The amounts were paid in 2025 and 2024, respectively.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn- Key renovation, the customization of certain units that did not require a full renovation and provided for an incentive payment plan (“Incentive”) to be paid to Participants. The Incentive provides for a quarterly payment to each Participant, beginning on January 1, 2019, and ending on December 31, 2023, so long as their units continue to participate in the Rental Pool. Incentive payments due as of December 31, 2024, and 2023 totaled approximately $0 and $112,000, respectively.

On July 2, 2019, the Third Addendum to the MLA became effective. The addendum provided Participants with two options for funding of the cost overruns created by the default of AMH Construction, Inc. (“AMH”). The first option provided that we would fund the cost overruns in exchange for the Participating Owner’s dedication of their unit to the Rental Pool as evidenced by a Memorandum of Lease recorded against the title of such participant’s unit in the land records of Pinellas County. The second option provided an additional incentive payment equal to the cost overrun amount in the form of quarterly payments,adjusted annually, resulting in a reimbursement of 10% of the total amount in 2019, 15% in 2020, 20% in 2021, 25% in 2022, and the remainder in 2023. Participants choosing option 1 represented 192 units (233 doors) and Participants choosing option 2 represented 13 units (15 doors). For option 1, we paid Participants $3,146,363 in 2019, which amount was being amortized over the five-year term of the Participants lease dedication beginning January 1, 2019 and ending on December 31, 2023.

As mentioned above, the Agreement was replaced in its entirety by a New MLA, with a term of 7 years, on November 21, 2023. The New MLA was effective on January 1, 2024, and will expire on December 31, 2030.Under the new Agreement, the Resort pays Participants a quarterly distribution equal to 42% of the Adjusted Gross Revenues (as defined above) on the first $8.7 million, 45% between $8.7 million and $9.7 million, and 50% above $9.7 million.The Incentive described above is not included in the New MLA. Additionally, the New MLA requires Participants to maintain an escrow balance equal to $1,000 plus an amount equal to an Aging Factor, which represents fifty percent (50%) of the estimated costs of future renovation to the Units in order to maintain the Standard established under the New MLA. The rest of the New MLA remains substantially similar to the expired Agreement.

7. Other Related Party Transactions

We incurred management fees to Salamander Hospitality, LLC, an entity related to us by virtue of common ownership, of approximately $1,405,000 and $1,376,000 in 2024 and 2023, respectively. These fees are included in general and administrative expenses in the accompanying consolidated statements of operations.

At December 31, 2024 and 2023, we owed our affiliates approximately $1,148,800 and $681,600, respectively, and had receivables from affiliates of approximately $194,900 and $537,800, respectively. The affiliate receivables and payables are unsecured, non-interest bearing and are due on demand.

Pursuant to the terms of the New MLA and the Agreement, the Rental Pool Lease Operation reimbursed the Resort approximately $481,500 and $225,000 in 2024 and 2023, respectively, for maintenance and housekeeping labor, use of the telephone lines, and other supplies. These reimbursements are reflected as reductions of general and administrative expenses in the accompanying consolidated statements of operations and changes in member’s equity.

At December 31, 2024 and 2023 we were owed $268,702 and $184,890, respectively, from Innisbrook Condominium Association, a third party collectively owned by the condominium owners at Innisbrook. These receivables, which were recovered in 2025 and 2024, respectively, are included in prepaid expenses and other current assets.

All three of the condominiums that the Company owns participated in the Rental Pool under the Agreement in 2024 and 2023, in the same manner as all other Rental Pool participants.

8. Note Payable

On March 28, 2017, the Company obtained a loan in the amount of fifteen million dollars ($15,000,000) from a bank. The loan, which had a balance of $10,899,876 (before consideration of unamortized deferred financing costs) at December 31, 2021, was initially being repaid over a five-year period in monthly installments of principal plus interest based on a 15-year amortization schedule commencing on May 5, 2017, with the remaining unpaid balance due in full on April 5, 2022. On April 4, 2022, the loan maturity date was extended to July 5, 2022, and the rate of interest was modified to the adjusted term SOFR rate plus 2.30% per annum adjusted monthly. The interest rate was 6.875% at December 31, 2024.

On July 5, 2022, the loan was amended again whereby monthly principal payments of $73,051 plus interest commenced on August 5, 2022 and continue until July 5, 2034 at which time the balance will be paid.

The loan is collateralized by the Company's real and personal property, the assignment and/or subordination of leases and the Company's management agreement with an affiliate and guarantees by certain affiliates.

Future maturities of the note payable are as follows as of December 31, 2024:

Year ending December 31,
2025	$876,609
2026	876,609
2027	876,609
2028	876,609
2029	876,609
Thereafter	4,017,788
8,400,833
Less current portion	(876,609)
Less unamortized deferred financing costs	(54,393)
Note payable - non current	$7,469,831

9. Unaudited 2024 Quarterly Financial Information

The following tables show the unaudited quarterly financial information for the Company.

	March 31, 2024	June 30, 2024	September 30, 2024
Assets	(unaudited)	(unaudited)	(unaudited)
Current assets:
Cash	$12,173,488	$9,845,091	$9,027,825
Receivables:
Accounts, net	3,724,124	3,073,410	2,212,016
Insurance	-	-
Inventories and supplies	1,084,134	1,096,399	1,137,620
Due from affiliates	680,020	59,981	140,043
Prepaid expenses and other current assets	1,055,893	645,229	1,122,969
Total current assets	18,717,659	14,720,110	13,640,473

Property, buildings and equipment, net	33,945,512	34,253,605	34,737,983
Operating lease right-of-use assets	833,594	587,444	1,332,350
Intangibles	4,330,001	4,330,001	4,330,001
Restricted cash	2,050,013	2,027,514	2,027,548
Deposits and other assets	399,960	412,029	404,005
Total assets	$60,276,739	$56,330,703	$56,472,360

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$2,134,770	$1,547,233	$2,266,937
Accrued liabilities	2,653,672	2,061,236	2,728,037
Rental Pool liability	1,375,205	660,629	603,225
Current portion deferred revenues	4,701,415	4,381,014	4,587,666
Due to affiliates	1,086,538	246,016	737,216
Current portion - operating lease	265,949	269,052	377,167
Current portion - finance lease	86,423	87,455	88,500
Current portion - note payable	876,609	876,609	876,609
Total current liabilities	13,180,581	10,129,244	12,265,357

Deferred revenues, net of current portion	1,685,369	1,743,011	1,817,475
Operating lease, net of current portion	567,645	318,392	955,183
Finance lease, net of current portion	261,276	239,021	216,500
Note payable, net of current portion and unamortized deferred financing costs	8,123,052	7,905,311	7,687,571

Total liabilities	23,817,923	20,334,979	22,942,086

Member's equity	36,458,816	35,995,724	33,530,274
Total liabilities and member’s equity	$60,276,739	$56,330,703	$56,472,360

	Three months ended March 31, 2024	Three months ended June 30, 2024	Six Months ended June 30, 2024	Three months ended September 30, 2024	Nine Months ended September 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Room revenues	$3,722,626	$1,885,635	$5,608,261	$1,658,108	$7,266,369
Other revenues	12,047,674	9,655,490	21,703,164	6,608,083	28,311,247
Total revenues	15,770,300	11,541,125	27,311,425	8,266,191	35,577,616

Costs and expenses:
Operating costs and expenses	7,651,708	6,506,004	14,157,712	5,580,052	19,737,764
General and administrative	6,010,734	4,931,484	10,942,218	4,557,757	15,499,975
Depreciation and amortization	401,217	484,059	885,276	496,386	1,381,662
Total costs and expenses	14,063,659	11,921,547	25,985,206	10,634,195	36,619,401

Operating income (loss)	1,706,641	(380,422)	1,326,219	(2,368,004)	(1,041,785)

Interest expense	(171,481)	(179,294)	(350,775)	(177,315)	(528,090)
Interest income	81,836	96,881	178,717	92,646	271,363
Income before provision for income tax	1,616,996	(462,835)	1,154,161	(2,452,673)	(1,298,512)

Provision for income tax	(9,965)	(257)	(10,222)	(12,618)	(22,840)

Net income (loss)	$1,607,031	$(463,092)	$1,143,939	$(2,465,291)	$(1,321,352)

10. Land Development and Sale Contract

Land Development and Sale Contract

On April 13, 2021, the Company entered into an Agreement for the Sale and Purchase of Real Property with Toll Southeast LP. Company, Inc. (“Toll Brothers”) for the sale and residential development of approximately 54 acres of land along the northern boundary of the property.

On November 16, 2023, the Company consummated the sale of these assets which resulted in net proceeds to the Company of $12,538,775 and a gain of $10,112,457. In addition, the Purchase and Sale Agreement provides for the Company to receive additional proceeds of 10% of any sales proceeds received by Toll Brothers in excess of $700,000 for single family homes and $475,000 for townhouses. Toll Brothers intends to build 122 single family homes and 52 townhouses.

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

11. Contingencies

Hurricane Helene and Milton

In the last week of September and the second week of October 2024, Hurricanes Helene and Milton made landfall on the central west coast of Florida, causing widespread damage across the greater Tampa Bay area. The impacts included property damage to the Resort, the closing and disruption of the Company’s operations, and damage to the community infrastructure. As a result of the hurricanes, we incurred approximately $816,000 of repairs and maintenance costs arising from damage to our golf courses and other property. However, subsequent to year end, our insurance company agreed to reimburse us for such costs and remitted an advance to us of $1,200,000 in March 2025 (and subsequent to such date we settled with our insurance company for a total of $1,561,000, inclusive of such advance). The final settlement represents recovery for approximately $1,039,000 of casualty losses and $522,000 of lost business and profits. However, pursuant to generally accepted accounting principles in the United States of America the casualty losses in excess of the aforementioned charges of $816,000 and the $522,000 arising from lost business and profits are considered gain contingencies and therefore will be given effect to in our 2025 consolidated financial statement.

Report of Independent Registered Public Accounting Firm

To the Sole Member and Manager

Salamander Innisbrook, LLC and

the Lessors of the Innisbrook Rental Pool Lease Obligation

Palm Harbor, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of the Distribution Fund and the Maintenance Fund of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December, 2024 and 2023, and the related statements of operations, changes in participants’ fund balances of the Distribution Fund and statements of changes in participants’ fund balances of the Maintenance Escrow Fund for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Rental Pool as of December 31, 2024 and 2023, and the results of its operations and changes in participants’ fund balances for each of the years ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Tampa, Florida

November 14, 2025

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEET - DISTRIBUTION FUND

December 31, 2024 and 2023

	2024	2023
Assets
Receivable from Salamander Innisbrook, LLC for distribution	$828,921	$816,400
Interest receivable from maintenance escrow fund	—	—
	$828,921	$816,400
Liabilities and Participants' Fund Balances
Due to participants for distribution	$828,921	$816,400
	$828,921	$816,400

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS - MAINTENANCE ESCROW FUND

December 31, 2024 and 2023

	2024	2023
Assets

Cash and cash equivalents	$378,264	$110,061
Investments in held to maturity investments	539,249	459,621
	$917,513	$569,682

Liabilities and Participants' Fund Balances

Accounts payable	$62,070	$25,335
Total liabilities	62,070	25,335

Carpet care reserve	-	1,136
Participant Fund Balances	855,443	543,211
	$917,513	$569,682

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS - DISTRIBUTION FUND

For the Years Ended December 31, 2024 and 2023

	2024	2023
Gross Revenues	$9,327,519	$9,267,219

Deductions:
Agents' commissions	378,733	345,578
Credit card fees	256,886	259,786
Audit fees	170,060	165,914
Linen replacements	103,807	111,668
Rental pool complimentary fees	17,353	19,853
	926,839	902,799

Adjusted gross revenues	8,400,680	8,364,420

Amount retained by lessee	(4,853,859)	(5,018,652)

Gross income distribution	3,546,821	3,345,768

Adjustments to gross income distribution:
General pooled expense	(31,958)	(813)
Miscellaneous pool adjustments	(655)	(738)
Occupancy fees	(865,443)	(784,006)
Advisory Committee expenses	(107,064)	(102,028)

Net income distribution	2,541,701	2,458,183

Adjustments to net income distribution:
Occupancy fees	865,443	784,006
Hospitality suite fees	2,404	3,130
Corporate comps	13,589	12,770
Associate room fees	14,199	11,225
Incentives	-	447,341

Available for distribution to participants	$3,437,336	$3,716,655

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANT FUND BALANCES – DISTRIBUTION FUND

For the Years Ended December 31, 2024 and 2023

	2024	2023
Balance, beginning of period	$—	$—

Additions:
Amounts available for distribution	3,437,336	3,716,655
Interest received or receivable from Maintenance Escrow Fund	29,987	14,445
Reductions:
Amounts accrued or paid to participants	(3,467,323)	(3,731,100)
Balance, end of period	$—	$—

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANT FUND BALANCES – MAINTENANCE ESCROW FUND

For the Years Ended December 31, 2024 and 2023

	2024	2023
Balance, beginning of period	$543,211	$402,157
Additions:
Charges to participants to establish or restore escrow balances	837,182	514,647
Member accounts & miscellaneous	(8,159)	567
Reductions:
Carpet Care Reserve	-	-
Maintenance charges	(473,037)	(354,137)
Change in Carpet Care Reserve	-	(7,788)
Refunds to participants as prescribed by the master lease agreement	(43,754)	(12,235)
Balance, end of period	$855,443	$543,211

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

SUPPLEMENTAL NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

Rental Pool Agreements - Under the Master Lease Agreement (the “Agreement” or “MLA”) with the Rental Pool participants (which expired on December 31, 2023, and was replaced with a new agreement (the "New MLA") as more fully described below), the Resort paid Participants a quarterly distribution equal to 40% of the Adjusted Gross Revenues on the first $10 million, 45% between $10 million and $11 million, and 50% above $11 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, and occupancy fees and when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the participants, based on the Participation Factor as defined in the Agreement or the New MLA. Additionally, occupancy fees are paid by the Resort to participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by our employees. In 2024 and 2023, amounts available to Participants under the Agreement or New MLA approximated $3,437,000 and $3,717,000, respectively, of which approximately $829,000 and $705,000 was owed as of December 31, 2024 and 2023, respectively. The balances owed, along with the incentives discussed in the following paragraph, are reflected as a Rental Pool liability in our consolidated balance sheets. The amounts were paid in 2025 and 2024, respectively.

On August 20, 2018, the Second Addendum to the Master Lease Agreement became effective. The addendum defined the Turn- Key renovation, the customization of certain units that did not require a full renovation and provided for an incentive payment plan (“Incentive”) to be paid to Participants. The Incentive provides for a quarterly payment to each Participant, beginning on January 1, 2019, and ending on December 31, 2023, so long as their units continue to participate in the Rental Pool. Incentive payments due as of December 31, 2024, and 2023 totaled approximately $0 and $112,000, respectively.

On July 2, 2019, the Third Addendum to the MLA became effective. The addendum provided Participants with two options for funding of the cost overruns created by the default of AMH Construction, Inc. (“AMH”). The first option provided that we would fund the cost overruns in exchange for the Participating Owner’s dedication of their unit to the Rental Pool as evidenced by a Memorandum of Lease recorded against the title of such participant’s unit in the land records of Pinellas County. The second option provided an additional incentive payment equal to the cost overrun amount in the form of quarterly payments,adjusted annually, resulting in a reimbursement of 10% of the total amount in 2019, 15% in 2020, 20% in 2021, 25% in 2022, and the remainder in 2023. Participants choosing option 1 represented 192 units (233 doors) and Participants choosing option 2 represented 13 units (15 doors). For option 1, we paid Participants $3,146,363 in 2019, which amount was being amortized over the five-year term of the Participants lease dedication beginning January 1, 2019 and ending on December 31, 2023.

As mentioned above, the Agreement was replaced in its entirety by a New MLA, with a term of 7 years, on November 21, 2023. The New MLA was effective on January 1, 2024, and will expire on December 31, 2030.Under the new Agreement, the Resort pays Participants a quarterly distribution equal to 42% of the Adjusted Gross Revenues (as defined above) on the first $8.7 million, 45% between $8.7 million and $9.7 million, and 50% above $9.7 million.The Incentive described above is not included in the New MLA. Additionally, the New MLA requires Participants to maintain an escrow balance equal to $1,000 plus an amount equal to an Aging Factor, which represents fifty percent (50%) of the estimated costs of future renovation to the Units in order to maintain the Standard established under the New MLA. The rest of the New MLA remains substantially similar to the expired Agreement.

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

Maintenance Escrow Fund Accounts - The New MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. Beginning in 2011, by mutual agreement between the LAC and the Resort, until it is determined that the fund requires replenishment, both the occupancy fee and the carpet care reserve deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreement for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The New MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the New MLA, a percentage of the occupancy fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately$2,600 and $28,700 for each of the years ended December 31, 2024 and 2023, respectively.

The LAC invests the maintenance escrow funds on behalf of the Participants and in compliance with restrictions in the New MLA. The LAC consists of nine Participants elected to advise the Resort owner in Rental Pool matters and negotiate amendments to the lease agreement. Income earned on these investments is allocated proportionately to Participants’ Maintenance Escrow Fund accounts and paid quarterly.

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

On December 31, 2024, the Rental Pool had short term investments in United States ("U.S.") Treasury Securities with an aggregate cost and fair value of approximately $159,000. On December 31, 2023, the Rental Pool had short term investments in U.S. Treasury Securities with an aggregate cost and fair value of approximately $452,000 and $458,000, respectively. These investments are classified as Level 1 within the fair value hierarchy. All of such securities had maturity dates in 2025 and 2024. There were no liabilities recorded at fair value on a recurring basis as of any period presented.

On December 31, 2024, the Rental Pool had short term investments in Certificates of Deposit with an aggregate cost and fair value of approximately $380,000. These investments are classified as Level 1 within the fair value hierarchy. All of such securities had maturity dates in 2025 and 2026. There were no liabilities recorded at fair value on a recurring basis as of any period presented.

Revenue - All room revenue net of any sales and other taxes collected are recognized as services are performed.

Accounts Receivable - Receivables are presented net of any allowances for uncollectible amounts. All receivable balances reflected in the accompanying financial statements as of December 31, 2024 and 2023, were collected in 2025 and 2024, respectively. As such, an allowance for credit losses was not considered necessary as of December 31, 2024 or 2023.

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

NOTE 3 - OTHER RELATED PARTY TRANSACTIONS

Pursuant to the terms of the New MLA and the Agreement, the Rental Pool Lease Operation reimbursed the Resort approximately $481,500 and $225,000 in 2024 and 2023, respectively, for maintenance and housekeeping labor, use of the telephone lines, and other supplies. At December 31, 2024 and 2023, no amounts were owed to the Resort for such items.

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

SALAMANDER INNISBROOK, LLC
Date : November 14, 2025	By:	/s/ Prem Devadas
Prem Devadas
Manager (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devadas	Manager (Chief Executive Officer)	November, 14, 2025

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November, 14, 2025

EXHIBIT INDEX

Exhibit No.	Description
10.1	Loan Agreement Dated as March 28, 2017 among Salamander Innisbrook, LLC and Salamander Innisbrook Condominium, LLC and Branch Banking and Trust Co.
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.

Interactive data files formatted in XBRL (eXensible Business Reporting Language): (i) the Balance Sheets, (ii)the Statement of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101