Form 10-K
period 2025-12-31
Salamander Innisbrook, LLC
filed 2026-06-18
CIK 1418372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

Commission File No. 333-147447

SALAMANDER INNISBROOK, LLC

State of Organization: Florida	IRS Employer Identification No. 26-0442888

36750 US Highway 19 North, Palm Harbor, FL 34684

Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

284 Condominium Rental Pool Units

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

Yes ☐ No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of June 18, 2026.

Issuer has no common stock subject to this report.

SALAMANDER INNISBROOK, LLC

ANNUAL REPORT ON FORM 10-K

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2025

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

PART I

ITEM 1. BUSINESS

Background

Salamander Innisbrook, LLC (the “Company”) was organized on June 14, 2007, by Salamander Farms, LLC under the laws of the state of Florida for the purpose of owning and operating Innisbrook Resort and Golf Club (the “Resort” or "Innisbrook"). The Company, and its wholly owned subsidiaries, Salamander Innisbrook Securities, LLC and Salamander Innisbrook Condominium, LLC, are hereinafter referred to as “we”, “us”, “our”. On July 16, 2007, we purchased the Resort, three condominiums, which became Salamander Innisbrook Condominiums, LLC, and all of the equity interests in Golf Host Securities, Inc. from Golf Trust of America, Inc. and its subsidiaries and affiliates. The Resort is a full service 63-hole destination golf and conference facility located near Tampa, Florida. The Resort features 1,216 condominium rooms, all of which are owned by third parties or affiliates. Approximately 287 condominium owners (representing 284 hotel rooms) participate in a rental pool (the “Rental Pool”) we operate.

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

PGA TOUR Event

The 2025 Valspar Championship, a nationally televised, annual PGA TOUR event, was contested at Innisbrook’s Copperhead course March 20-23, 2025. The PGA TOUR, Copperhead Charities and Innisbrook have agreed to extend the tournament and related sponsorship through 2030.

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

Employees

At December 31, 2025, we had 474 employees; 328 full-time and 146 part-time. We also periodically engage casual laborers as needed.

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

Cybersecurity threats of all types, such as attacks from computer hackers, cyber criminals, nation-state actors, social engineering and other malicious internet-based activities, continue to increase generally in business and society. We believe that our current preventative actions and response planning provide adequate measures of protection against cybersecurity risks. While we have implemented measures to safeguard our information technology systems, the evolving nature of cybersecurity attacks and vulnerabilities means that these protections may not always be effective. In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Governance

Our finance and IT consultants, along with our Chief Financial Officer and Corporate Controller, oversee our strategic and business risk management and management’s execution of our cybersecurity risk management program. They receive updates from management on our cybersecurity risks as may be required or prudent. In addition, management updates the home office executive committee as necessary, regarding any material cybersecurity incidents. Management is responsible for identifying, assessing, and managing cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our home office executive committee. In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g. legal), as well as senior leadership, as appropriate.

Our Chief Financial Officer and Corporate Controller also are responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. These officers work with other members of management, employees and outside service providers to promote and evolve our cybersecurity protocols and systems.

There were no material cybersecurity incidents in 2025 or up to the date of this filing.

ITEM 2. PROPERTIES

The Resort is situated on approximately 600 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, approximately 284 participate in the Rental Pool. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. We also own three condominium units, all of which participate in the Rental Pool in the same fashion as all other Rental Pool participants. Approximately 20% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. As a result of the potential use of lockout master bedroom units, the total number of rooms at the resort is 1,216 and the average number of units participating in the Rental Pool at any one time is equivalent to approximately 284 hotel rooms. The Resort complex includes 63 holes of golf, practice ranges, three clubhouses with retail, golf, and food and beverage outlets, three conference and exhibit buildings, a full-service spa and fitness center, six swimming pools including a themed water attraction, a recreation facility, a tennis facility, and numerous administrative and support structures. These amenities are owned by the Resort and have undergone substantial renovation and improvements since we purchased the Resort in 2007.

ITEM 3. LEGAL PROCEEDINGS

We were not aware of any legal proceedings as of December 31, 2025 or through the date of this report.

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

Revenue Recognition

Revenues are derived from a variety of sources including, but not limited to, hotel, food and beverage operations, retail sales, golf course operations and commissions on real estate transactions. With the exception of initiation fees and membership dues, all revenues net of any sales and other taxes collected are recognized upon fulfillment of performance obligations (delivery of products or performance of services).

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

Our intangible assets consist of: (i) a water contract; and (ii) our trademark and trade name. The valuation of the water contract was based on the projected annual savings associated with having this contract. The valuation of the trademark and trade name was derived from the residual revenue streams from Resort revenues that is attributed to the Innisbrook trade name.

During the years ended December 31, 2025 and 2024, there were no impairment charges related to intangible assets.

Impairment of Other Long-Lived Assets

We review other long-lived assets for impairment if a significant event occurs or circumstances arise that indicate the assets may not be recoverable by comparing the carrying values of the assets with their estimated future undiscounted cash flows. In reviewing impairment of our long-lived assets, we review the recent operating and pricing trends with the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. During the years ended December 31, 2025 and 2024, there were no impairments charges related to other long lived assets.

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

Results of Operations

	Year ended December 31,
	2025	%	2024	%	Inc/(dec)	% Chg
Resort revenues:
Room revenues	$8,607,124	18.5%	$9,627,545	20.4%	$(1,020,421)	-10.6%
Other revenues	37,884,961	81.5%	37,596,714	79.6%	288,247	0.8%
Total revenues	46,492,085	100.0%	47,224,259	100.0%	(732,174)	-1.6%

Costs and expenses:
Operating costs and expenses	26,997,681	58.1%	26,547,788	56.2%	449,893	1.7%
General and administrative	20,000,515	43.0%	20,432,358	43.3%	(431,843)	-2.1%
Depreciation and amortization	2,069,028	4.5%	1,877,834	4.0%	191,194	10.2%
Total costs and expenses	49,067,224	105.5%	48,857,980	103.5%	209,244	0.4%
Operating loss	(2,575,139)	-5.5%	(1,633,721)	-3.5%	(941,418)	57.6%

Interest expense	(560,655)	-1.2%	(689,703)	-1.5%	129,048	-18.7%
Interest income	206,383	0.4%	337,498	0.7%	(131,115)	100.0%
Gain on sale of assets	65,223	0.1%	-	0.0%	65,223	100.0%
Gain from insurance recovery	744,555	1.6%	-	0.0%	744,555	100.0%

Loss before provision for income taxes	(2,119,633)	-4.6%	(1,985,926)	-4.3%	(133,707)	6.7%

Provision for income taxes	(26,000)	-0.1%	(23,000)	0.0%	(3,000)	100.0%

Net loss	$(2,145,633)	-4.6%	$(2,008,926)	-4.3%	$(136,707)	6.8%

During 2025 overall resort revenues decreased by $(732,174) or -1.6% compared with the prior year. The decrease was primarily driven by reductions in rooms and food and beverage resulting from the aftermath of Hurricanes Helene and Milton in late 2024. Despite the decline in revenues, operating, and general and administrative expenses remained relatively stable between the years because a significant portion of the costs are fixed in nature and/or because we chose to keep our labor force at pre hurricane levels. Depreciation and amortization increased primarily because of additions to property and equipment in the latter portion of 2024 and throughout 2025.

Interest income decreased in 2025 due to a decrease in the cash balance held in bank accounts.

In the last week of September and the second week of October 2024, Hurricanes Helene and Milton made landfall on the central west coast of Florida, causing widespread damage across the greater Tampa Bay area. The impacts included property damage to the Resort, the closing and disruption of the Company’s operations, and damage to the community infrastructure. As a result of the hurricanes, we incurred approximately $816,000 of repairs and maintenance costs arising from damage to our golf courses and other property. During 2025, we settled with our insurance company for a total of $1,561,000. The final settlement represents recovery for approximately $1,039,000 of casualty losses and $522,000 of lost business and profits. The company recorded a gain on insurance recovery in the Statement of Operations of $745,000 which represents the total insurance claim amount reduced by the insurance policy deductible and costs incurred by the Company.

Liquidity and Capital Resources

Cash generated from operating activities was $1,953,174 and $79,708 in 2025 and 2024, respectively, an increase of $1,873,466. the change resulted primarily because we received approximately $1,561,000 from our insurance company for the damages sustained during the 2024 hurricane season.

We used cash of approximately $(1,364,000) and $(3,662,000) in 2025 and 2024, respectively, for the purchase of property and equipment.

We believe our cash on hand is adequate to support our capital and operating expenditures in 2026 and beyond.

Legal Entity Structure

Salamander Innisbrook, LLC is a single member limited liability company with Salamander Farms, LLC as the sole member.

Income Tax Status

With the exception of an entity owned by Salamander Innisbrook Securities, LLC the Company and its subsidiaries are single member limited liability companies and therefore the majority of the results of our operations flow through to our member for inclusion in its income tax returns. We provided for income taxes of approximately $26,000 and $23,000 in 2025 and 2024, respectively, related to our tax paying subsidiary. No provision and/or benefit for deferred income taxes has been recorded as there are no significant differences between financial statement and tax reporting.

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

Environmental Matters

None.

Off Balance Sheet Arrangements

None.

Contractual Commitments

The following is a summary of our contractual obligations as of December 31, 2025:

Contractual Obligations	Total	2026	2027	2028	2029	2030	Thereafter
Lease obligations (1)	$1,021,703	$497,658	$252,336	$176,812	$94,897	$-	$-
Interest on outstanding lease obligations (2)	97,277	51,604	29,153	13,837	2,683	-	-

Total	$1,118,980	$549,262	$281,489	$190,649	$97,580	$-	$-

Long term debt obligation (1)	$7,524,225	$876,609	$876,609	$876,609	$876,609	$876,609	$3,141,180
Interest payments on outstanding debt obligation (2)	1,529,707	333,965	292,859	252,475	210,646	169,540	270,222

Total	$9,053,932	$1,210,574	$1,169,468	$1,129,084	$1,087,255	$1,046,149	$3,411,402

(1)
Amounts include principal payments only
(2)
Projected interest payments are based on the outstanding principal amounts and interest rates at December 31, 2025

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks arise from changes in interest rates, foreign currency exchange rates and other market changes that affect market sensitive instruments. The carrying value of variable rate debt financing reflected in our consolidated balance sheet at December 31, 2025, approximates fair value as the changes in its associated interest rates reflects the current market and credit risk is similar to when the loan was originally obtained.

We are obligated under a note payable with interest at the SOFR rate plus 2.30% per annum adjusted monthly. The loan is collateralized by, among other things, our real and personal property and guarantees of certain affiliates. As of December 31, 2025 and 2024, the note payable consisted of the following:

	Principal as of December 31, 2025	Interest Rate as of December 31, 2025	Principal as of December 31, 2024	Interest Rate as of December 31, 2024	Maturity Date
Note Payable	$7,524,225	6.1250%	$8,400,833	6.8750%	July 5, 2034
Less unamortized debt issuance costs	(48,745)		(54,393)
	.
Total	$7,475,480		$8,346,440

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements and Supplementary Data starting on page 18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 15d -15 under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be reported in our SEC filings is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. At December 31, 2025, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at December 31, 2025, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Manager and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2025, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.

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

On November 16, 2023, we consummated the sale of these assets to TLB 174 – Palm Harbor, L.P., the land banker for Toll Brothers. The sale resulted in net proceeds to us of $12,538,775 and a gain of $10,112,457. In addition, the Purchase and Sale Agreement provides that we will receive additional proceeds of 10% of any sales proceeds received by Toll Brothers in excess of $700,000 for single family homes and $475,000 for townhouses, and in 2025 we received approximately $67,000 pursuant to such agreement (which amount has been reflected as a gain on sale in our consolidated financial statements). Toll Brothers intends to build 122 single family homes and 52 townhouses. Site clearing and grading continued in 2025 and Toll Brothers has completed model homes, began selling activities, and has started signing contracts for new homes with deliveries expected to begin in 2026.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information about our executive officers:

Name	Age	Position
Prem Devadas	68	Manager
Dale Pelletier	65	CFO, Salamander Hospitality LLC

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the year ended December 31, 2025, to our executive officers.

				Other
		Salary and		Annual	All Other
Name and Principal Position		Commission	Bonus	Compensation	Compensation
Prem Devadas, Manager (1)	2025	$—	$—	$—	$—
Dale Pelletier, Chief Financial Officer (1)	2025	$—	$—	$—	$—
Prem Devadas, Manager (1)	2024	$—	$—	$—	$—
Dale Pelletier, Chief Financial Officer (1)	2024	$—	$—	$—	$—

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

(a)
Transactions with Management and Others

None.

(b)
Certain Business Relationships

Under the Master Lease Agreement currently in effect (the “Agreement” or “New MLA”), with the Rental Pool participants (which was effective January 1, 2024, and expires on December 31, 2030), the Resort pays Participants a quarterly distribution equal to 42% of the Adjusted Gross Revenues (as defined above) on the first $8.7 million, 45% between $8.7 million and $9.7 million, and 50% above $9.7 million. Revenues are defined as Gross Revenues less agent’s commissions, audit fees, and occupancy fees and when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the participants, based on the Participation Factor as defined in the Agreement. Additionally, occupancy fees are paid by the Resort to participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by our employees. In 2025 and 2024, amounts available to Participants under the Agreement approximated $3,127,000 and $3,437,000, respectively, of which approximately $760,000 and $829,000 was owed as of December 31, 2025 and 2024, respectively. The balances owed which are reflected as Rental Pool liabilities in our consolidated balance sheets, were paid subsequent to the respective year ends.

Additionally, the New MLA requires Participants to maintain an escrow balance equal to $1,000 plus an amount equal to an Aging Factor, which represents fifty percent (50%) of the estimated costs of future renovation to the Units, in order to, maintain the Standard established under the New MLA. The rest of the New MLA remains substantially similar to the expired Agreement.

Pursuant to the terms of the New MLA, the Rental Pool Lease Operation reimbursed the Resort approximately $288,800 and $481,500 in 2025 and 2024, respectively, for maintenance and housekeeping labor, use of the telephone lines, and other supplies.

All three condominiums that we own participated in the Rental Pool under the Agreement in the same manner as all other Rental Pool participants in 2025.

At December 31, 2025 and 2024 we were owed $107,018 and $268,702, respectively, from Innisbrook Condominium Association, a third party collectively owned by the condominium owners at Innisbrook. The amounts, which were recovered in 2026 and 2025, respectively, are included in prepaid expenses and other current assets in our accompanying consolidated balance sheets.

We incurred management fees to Salamander Hospitality, LLC, an entity related to us by virtue of common ownership, of approximately $1,420,000 and $1,405,000 in 2025 and 2024, respectively.

At December 31, 2025 and 2024, we owed our affiliates approximately $2,358,600 and $1,148,800, respectively, and had receivables from affiliates of approximately $542,500 and $194,900, respectively. The affiliate receivables and payables are unsecured, non-interest bearing and are due on demand.

(c)
Indebtedness of Management

None.

(d)
Transactions with Promoters

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were incurred from Cherry Bekaert LLP, our independent registered public accounting firm, for services provided in the years ended December 31, 2025 and 2024.

Audit Fees and other services that are normally provided by the auditors in connection with statutory filings or engagements approximated $115,000 and $112,000 for the years ended December 31, 2025, and 2024, respectively.

Tax Fees approximated $3,400 and $4,210 for the years ended December 31, 2025 and 2024, respectively.

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

To the Sole Member and Manager

Salamander Innisbrook, LLC and Subsidiaries

Palm Harbor, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Salamander Innisbrook, LLC and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and changes in member’s equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the years ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

June 18, 2026

SALAMANDER INNISBROOK, LLC

CONSOLIDATED BALANCE SHEETS

As of December 31, 2025 and 2024

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$6,798,048	$7,174,896
Receivables:
Accounts, net	2,326,930	2,718,640
Insurance	-	778,035
Inventories and supplies	1,189,900	1,223,355
Due from affiliates	542,544	194,874
Prepaid expenses and other current assets	1,400,776	1,245,625
Total current assets	12,258,198	13,335,425

Property, buildings and equipment, net	33,813,375	34,518,751
Operating lease right-of-use assets	827,992	1,210,316
Intangibles	4,330,001	4,330,001
Restricted cash	2,027,819	2,027,616
Deposits and other assets	343,619	381,232
Total assets	$53,601,004	$55,803,341

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$1,801,352	$2,502,256
Accrued liabilities	2,110,122	2,021,360
Rental Pool liability	760,051	828,921
Current portion deferred revenues	5,613,914	4,825,840
Due to affiliates	2,358,563	1,148,789
Current portion - operating lease	403,730	382,324
Current portion - finance lease	93,929	89,558
Current portion - note payable	876,609	876,609
Total current liabilities	14,018,270	12,675,657

Deferred revenues, net of current portion	1,762,592	1,793,291
Operating lease, net of current portion	424,263	827,992
Finance lease, net of current portion	99,781	193,710
Note payable, net of current portion and unamortized deferred financing costs	6,598,871	7,469,831

Total liabilities	22,903,777	22,960,481

Member's equity	30,697,227	32,842,860
Total liabilities and member’s equity	$53,601,004	$55,803,341

See notes to consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

For the Years Ended December 31, 2025 and 2024

	2025	2024
Revenues:
Room revenues	$8,607,124	$9,627,545
Other revenues	37,884,961	37,596,714
Total revenues	46,492,085	47,224,259

Costs and expenses:
Operating costs and expenses	26,997,681	26,547,788
General and administrative	20,000,515	20,432,358
Depreciation and amortization	2,069,028	1,877,834
Total costs and expenses	49,067,224	48,857,980

Operating loss	(2,575,139)	(1,633,721)

Interest expense	(560,655)	(689,703)
Interest income	206,383	337,498
Gain on sale of assets	65,223	-
Gain from insurance recovery	744,555	-

Loss before provision for income tax	(2,119,633)	(1,985,926)

Provision for income tax	(26,000)	(23,000)

Net loss	(2,145,633)	(2,008,926)

Member's equity, beginning of year	32,842,860	34,851,786
Member's equity, end of year	$30,697,227	$32,842,860

See notes to consolidated financial statements.

SALAMANDER INNISBROOK, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025 and 2024

	2025	2024

Cash flows from operating activities:
Net loss	$(2,145,633)	$(2,008,926)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	149,500	128,366
Depreciation and amortization	2,069,028	1,877,834
Amortization of deferred financing costs	5,648	5,648
Amortization of lease right-of-use assets	382,324	305,031
Changes in operating assets and liabilities:
Accounts and insurance receivables, net	1,020,245	(1,795,115)
Inventories and supplies	33,455	(334,366)
Prepaid expenses and other current assets	(155,149)	(47,407)
Accounts payable	(700,904)	1,096,663
Accrued liabilities and Rental Pool liability	19,892	199,698
Deferred revenues	757,375	184,813
Deposits and other assets	37,613	(37,571)
Due to/from affiliates, net	862,103	810,071
Operating lease liabilities	(382,323)	(305,031)
Net cash provided by operating activities	1,953,174	79,708

Cash flows from investing activities:
Purchases of property and equipment	(1,363,652)	(3,662,311)
Net cash used in investing activities	(1,363,652)	(3,662,311)

Cash flows from financing activities:
Repayments of note payable	(876,609)	(876,609)
Payments on finance lease obligations	(89,558)	(91,616)
Cash used in financing activities	(966,167)	(968,225)

Net change in cash and restricted cash	(376,645)	(4,550,828)

Cash and restricted cash, beginning of year	9,202,512	13,753,340
Cash and restricted cash, end of year	$8,825,867	$9,202,512

Supplemental disclosure of cash flow information:
Cash paid for interest	$501,861	$604,933

Non-cash investing and financing activities:
Acquisition of equipment with operating leases	$-	$817,572
Acquisition of equipment with finance leases	$-	$92,912

See notes to consolidated financial statements.

SALAMANDER INNISBROOK, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

	2025	2024
Cash	$6,798,048	$7,174,896
Restricted cash	2,027,819	2,027,616
	$8,825,867	$9,202,512

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

As of January 1, 2024, the accounts receivable balance was $1,829,926. At each balance sheet date, the Company recognizes an expected allowance for credit losses. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially recorded. This estimate is calculated on a pooled basis where similar risk characteristics exist. The allowance estimate is derived from a review of the Company's historical losses based on the aging of receivables. This estimate is adjusted for the Company's assessment of current conditions, reasonable and supportable forecasts regarding future events, and any other factors the Company deems relevant. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company's portfolio has remained relatively constant since the Company's inception. The allowances for credit losses were $162,055 and $13,968 as of December 31, 2025 and 2024, respectively. The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, it is recognized in income or an offset to credit loss expense in the year of recovery.

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
•
Debt: The carrying values of variable rate debt financing reflected in the balance sheets at December 31, 2025 and 2024 approximates their fair values as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loan was originally obtained.

Inventories and Supplies - Inventories of merchandise, food and supplies are recorded at average cost, on a first-in, first-out basis, or net realizable value.

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

Impairment of Long-Lived Assets - The Company regularly review long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. Any impairment loss would be calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques, giving consideration to recent operating performance and pricing trends. There were no impairment losses for the years ended December 31, 2025 and 2024.

Intangibles - Indefinite life intangibles consist of the trade name valued at $2,300,000 and a water contract valued at $2,030,001. The Company evaluates intangible assets for impairment annually (or earlier if a significant event occurs that may indicate that the assets may not be recoverable). Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the use of the acquired assets or the strategy for the Company's overall business; and (3) significant negative industry or economic trends. During the years ending December 31, 2025 and 2024, there were no impairment charges related to intangible assets.

Deferred Financing Costs – Deferred financing costs, which arose from costs incurred to originate the financing discussed at Note 8, are being amortized to interest expense over the term of the related indebtedness. The unamortized portions of these costs are reflected as reductions of such debt.

Advertising - Advertising costs, which are expensed as incurred, were $1,069,872 and $1,040,856 for the years ended December 31, 2025 and 2024, respectively.

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

Income Taxes - With the exception of an entity owned by Salamander Innisbrook Securities, LLC, the Company and its subsidiaries are single member limited liability companies and therefore the majority of the results of the Company's operations flow through to the Company's member for inclusion in its income tax returns. The Company provided for estimated income taxes of approximately $26,000 and $23,000, for 2025 and 2024, respectively, related to our tax paying subsidiary. No provision and/or benefit for deferred income taxes has been recorded as there are no significant differences between financial statement and tax reporting.

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

The Company evaluates the validity of the conclusions regarding uncertain income tax positions on an annual basis to determine if facts or circumstances have arisen that might cause the Company to change judgment regarding the likelihood of a tax position’s sustainability under examination. At December 31, 2025, the Company does not believe that any uncertain tax positions exist.

3. Property, Buildings and Equipment

Property, buildings, and equipment consist of the following as of December 31, 2025 and 2024:

	2025	2024
Land and land improvements	$21,349,458	$21,130,863
Buildings	31,522,042	30,677,541
Furniture, fixtures and equipment	14,789,337	14,464,010
Construction in progress	299,784	332,131
	67,960,621	66,604,545
Less accumulated depreciation and amortization	(34,147,246)	(32,085,794)
	$33,813,375	$34,518,751

Depreciation and amortization expense (exclusive of amortization arising from assets held under finance leases -- see Note 4) was $1,972,697 and $1,791,032 for the years ended December 31, 2025 and 2024, respectively. Amortization expense for assets held under finance leases was $96,331 and $86,802, respectively, as of and for the years ended December 31, 2025 and 2024,. Finance lease amortization expense is included in Depreciation and amortization expense.

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

Operating lease liabilities are recorded based on the present value of the future lease payments over the lease term.

Future minimum lease payments under the lease are as follows:

Years Ending December 31,
2026	$447,435
2027	$199,593
2028	$168,545
2029	$97,579
Total future minimum lease payments	913,151
Less current portion	(403,730)
Less imputed interest	(85,159)
Non-current present value of future minimum lease payments	$424,263

Operating lease expense approximated $382,000 and $305,000 for each of the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the weighted-average remaining lease term for operating leases was 2.04 years and the weighted-average discount rate was 6.56%. As of December 31, 2024, the weighted-average remaining lease term for operating leases was 3.04 years and the weighted-average discount rate was 6.25%.

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

Future minimum lease payments under finance lease obligations are as follows:

Years Ending December 31,
2026	$101,827
2027	81,897
2028	22,104
Total future minimum lease payments	205,828
Less amount representing interest and taxes	(12,118)
Present value of future minimum lease payments	193,710
Less current maturities	(93,929)
Non-current present value of future minimum lease payments	$99,781

As of December 31, 2025, the weighted-average remaining lease term for finance leases was 1.96 years and the weighted-average discount rate was 5.21%. As of December 31, 2024, the weighted-average remaining lease term for finance leases was 2.96 years and the weighted-average discount rate was 5.09%.

5. Retirement Plan

The Company sponsors a defined contribution retirement plan, which provides retirement benefits for all eligible employees. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company matches one half of the first 6% of the contributions of each employee. The Company made matching contributions of approximately $320,000 and $271,000 for the years ended December 31, 2025 and 2024, respectively.

6. Rental Pool Operations

Under the Master Lease Agreement currently in effect (the “Agreement” or “New MLA”), with Rental Pool participants (which was effective January 1, 2024 and expires on December 31, 2030) the Resort pays participants a quarterly distribution equal to 42% of the Adjusted Gross Revenues (as defined above) on the first $8.7 million, 45% between $8.7 million and $9.7 million, and 50% above $9.7 million. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, and occupancy fees and when the unit is used for Rental Pool Comps or as a model, linen replacements and credit card fees. Each participant receives a fixed occupancy fee, based upon apartment size for each day the unit is occupied. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the participants, based on the Participation Factor as defined in the Agreement.

Additionally, the New MLA requires Participants to maintain an escrow balance equal to $1,000 plus an amount equal to an Aging Factor, which represents fifty percent (50%) of the estimated costs of future renovation to the Units in order to maintain the Standard established under the New MLA. Additionally, occupancy fees are paid by the Resort to participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by our employees. In 2025 and 2024, amounts available to Participants under the Agreement approximated $3,127,000 and $3,437,000, respectively, of which approximately $760,000 and $829,000 was owed as of December 31, 2025 and 2024, respectively. The balances owed, which are reflected as Rental Pool liabilities in our consolidated balance sheets, were paid subsequent to the respective year ends.

7. Other Related Party Transactions

We incurred management fees to Salamander Hospitality, LLC, an entity related to us by virtue of common ownership, of approximately $1,420,000 and $1,405,000 in 2025 and 2024, respectively. These fees are included in general and administrative expenses in the accompanying consolidated statements of operations.

At December 31, 2025 and 2024, we owed our affiliates approximately $2,358,600 and $1,148,800, respectively, and had receivables from affiliates of approximately $542,500 and $194,900, respectively. The affiliate receivables and payables are unsecured, non-interest bearing and are due on demand.

Pursuant to the terms of the New MLA, the Rental Pool Lease Operation reimbursed the Resort approximately $288,800 and $481,500 in 2025 and 2024, respectively, for maintenance and housekeeping labor, use of the telephone lines, and other supplies. These reimbursements are reflected as reductions of general and administrative expenses in the accompanying consolidated statements of operations and changes in member’s equity.

At December 31, 2025 and 2024 we were owed $107,018 and $268,702, respectively, from Innisbrook Condominium Association, a third party collectively owned by the condominium owners at Innisbrook. These receivables, which were recovered in 2025 and 2024, respectively, are included in prepaid expenses and other current assets.

All three of the condominiums that the Company owns participated in the Rental Pool under the Agreement in 2025 and 2024, in the same manner as all other Rental Pool participants.

8. Note Payable

On March 28, 2017, the Company obtained a loan in the amount of fifteen million dollars ($15,000,000) from a bank. The loan, which had a balance of $10,899,876 (before consideration of unamortized deferred financing costs) at December 31, 2021, was initially being repaid over a five-year period in monthly installments of principal plus interest based on a 15-year amortization schedule commencing on May 5, 2017, with the remaining unpaid balance due in full on April 5, 2022. On April 4, 2022, the loan maturity date was extended to July 5, 2022, and the rate of interest was modified to the adjusted term SOFR rate plus 2.30% per annum adjusted monthly. The interest rate was 6.125% at December 31, 2025.

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

Future maturities of the note payable are as follows as of December 31, 2025:

Year ending December 31,
2026	$876,609
2027	876,609
2028	876,609
2029	876,609
2030	876,609
Thereafter	3,141,180
7,524,225
Less current portion	(876,609)
Less unamortized deferred financing costs	(48,745)
Note payable - non current	$6,598,871

9. Land Development and Sale Contract

Land Development and Sale Contract

On April 13, 2021, the Company entered into an Agreement for the Sale and Purchase of Real Property with Toll Southeast LP. Company, Inc. (“Toll Brothers”) for the sale and residential development of approximately 54 acres of land along the northern boundary of the property.

On November 16, 2023, the Company consummated the sale of these assets which resulted in net proceeds to the Company of $12,538,775 and a gain of $10,112,457. In addition, the Purchase and Sale Agreement provides that we will receive additional proceeds of 10% of any sales proceeds received by Toll Brothers in excess of $700,000 for single family homes and $475,000 for townhouses, and in 2025 we received approximately $67,000 pursuant to such agreement (which amount has been reflected as a gain on sale in our consolidated financial statements). Toll Brothers intends to build 122 single family homes and 52 townhouses.

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

10. Hurricane Helen and Milton and Insurance Recovery

In the last week of September and the second week of October 2024, Hurricanes Helene and Milton made landfall on the central west coast of Florida, causing widespread damage across the greater Tampa Bay area. The impacts included property damage to the Resort, the closing and disruption of the Company’s operations, and damage to the community infrastructure. As a result of the hurricanes, we incurred approximately $816,000 of repairs and maintenance costs arising from damage to our golf courses and other property. During 2025, we settled with our insurance company for a total of $1,561,000. The final settlement represents recovery for approximately $1,039,000 of casualty losses and $522,000 of lost business and profits. The company recorded a gain on insurance recovery in the Statement of Operations of $745,000 which represents the total insurance claim amount reduced by the insurance policy deductible and costs incurred by the Company.

11. Unaudited 2025 Quarterly Financial Information

The following tables show the unaudited quarterly consolidated balance sheets and statements of operations for the Company as of and for the quarters ended March 31, June 30 and September 30, 2025.

	March 31, 2025	June 30, 2025	September 30, 2025
Assets	(unaudited)	(unaudited)	(unaudited)
Current assets:
Cash	$9,301,183	$8,853,339	$7,595,794
Receivables:
Accounts, net	5,139,949	2,475,835	1,120,422
Insurance	(383,637)	(383,637)	-
Inventories and supplies	1,206,147	1,088,269	1,135,315
Due from affiliates	307,317	403,571	537,771
Prepaid expenses and other current assets	724,162	308,453	1,280,372
Total current assets	16,295,121	12,745,830	11,669,674

Property, buildings and equipment, net	34,280,905	34,094,326	34,175,558
Operating lease right-of-use assets	1,116,674	1,021,752	925,531
Intangibles	4,330,001	4,330,001	4,330,001
Restricted cash	2,027,666	2,027,717	2,027,768
Deposits and other assets	368,852	356,231	338,365
Total assets	$58,419,219	$54,575,857	$53,466,897

Liabilities and Member's Equity
Current liabilities:
Accounts payable	$2,145,542	$1,223,829	$1,317,883
Accrued liabilities	2,582,016	2,140,116	2,856,469
Rental Pool liability	1,352,002	668,138	385,935
Current portion deferred revenues	4,726,411	3,879,471	4,582,924
Due to affiliates	1,898,350	2,440,102	2,809,681
Current portion - operating lease	387,558	392,869	398,259
Current portion - finance lease	90,630	91,716	92,815
Current portion - note payable	876,609	876,609	876,609
Total current liabilities	14,059,118	11,712,850	13,320,575

Deferred revenues, net of current portion	1,829,330	1,780,027	1,734,814
Operating lease, net of current portion	729,116	628,883	527,272
Finance lease, net of current portion	170,646	147,306	123,685
Note payable, net of current portion and unamortized deferred financing costs	7,251,620	7,034,351	6,816,611

Total liabilities	24,039,830	21,303,417	22,522,957

Member's equity	34,379,389	33,272,440	30,943,940
Total liabilities and member’s equity	$58,419,219	$54,575,857	$53,466,897

	Three months ended March 31, 2025	Three months ended June 30, 2025	Six Months ended June 30, 2025	Three months ended September 30, 2025	Nine Months ended September 30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Room revenues	$3,562,025	$1,888,963	$5,450,988	$1,107,374	$6,558,362
Other revenues	12,723,240	9,039,593	21,762,833	6,034,903	27,797,736
Total revenues	16,285,265	10,928,556	27,213,821	7,142,277	34,356,098

Costs and expenses:
Operating costs and expenses	8,218,898	6,615,367	14,834,265	5,176,566	20,010,831
General and administrative	5,897,547	4,792,899	10,690,446	4,453,113	15,143,559
Depreciation and amortization	510,667	515,954	1,026,621	519,996	1,546,617
Total costs and expenses	14,627,112	11,924,220	26,551,332	10,149,675	36,701,007

Operating income (loss)	1,658,153	(995,664)	662,489	(3,007,398)	(2,344,909)

Interest expense	(146,454)	(142,083)	(288,537)	(138,039)	(426,576)
Interest income	45,828	45,800	91,628	69,382	161,010
Gain from insurance recovery	—	—	-	744,555	744,555
Income (loss) before provision for income tax	1,557,527	(1,091,947)	465,580	(2,331,500)	(1,865,920)

Provision for income tax	(21,000)	(15,000)	(36,000)	3,000	(33,000)

Net income (loss)	$1,536,527	$(1,106,947)	$429,580	$(2,328,500)	$(1,898,920)

Report of Independent Registered Public Accounting Firm

To the Sole Member and Manager

Salamander Innisbrook, LLC and

the Lessors of the Innisbrook Rental Pool Lease Obligation

Palm Harbor, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of the Distribution Fund and the Maintenance Escrow Fund of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) (funds created for participants who have entered into a rental pool agreement as explained in Note 1) as of December 31, 2025 and 2024, and the related statements of operations, changes in participant fund balances of the Distribution Fund, and changes in participant fund balances of the Maintenance Escrow Fund for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Rental Pool as of December 31, 2025 and 2024, and the results of its operations and changes in participant fund balances for each of the years ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Rental Pool’s management. Our responsibility is to express an opinion on the Rental Pool’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Rental Pool in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Tampa, Florida

June 18, 2026

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEET - DISTRIBUTION FUND

December 31, 2025 and 2024

	2025	2024
Assets
Receivable from Salamander Innisbrook, LLC for distribution	$760,051	$828,921
Interest receivable from maintenance escrow fund	—	—
	$760,051	$828,921
Liabilities and Participants' Fund Balances
Due to participants for distribution	$760,051	$828,921
	$760,051	$828,921

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS - MAINTENANCE ESCROW FUND

December 31, 2025 and 2024

	2025	2024
Assets

Cash and cash equivalents	$72,657	$378,264
Investments in held to maturity securities	1,394,234	539,249
	$1,466,891	$917,513

Liabilities and Participants' Fund Balances

Accounts payable	$56,860	$62,070
Total liabilities	56,860	62,070

Carpet care reserve	-	-
Participant Fund Balances	1,410,031	855,443
	$1,466,891	$917,513

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS - DISTRIBUTION FUND

For the Years Ended December 31, 2025 and 2024

	2025	2024
Gross Revenues	$8,419,457	$9,327,519

Deductions:
Agents' commissions	321,268	378,733
Credit card fees	241,383	256,886
Audit fees	159,907	170,060
Linen replacements	84,201	103,807
Rental pool complimentary fees	16,618	17,353
	823,377	926,839

Adjusted gross revenues	7,596,080	8,400,680

Amount retained by lessee	(4,405,062)	(4,853,859)

Gross income distribution	3,191,018	3,546,821

Adjustments to gross income distribution:
General pooled expense	(1,145)	(31,958)
Miscellaneous pool adjustments	(1,607)	(655)
Occupancy fees	(768,613)	(865,443)
Advisory Committee expenses	(97,569)	(107,064)

Net income distribution	2,322,084	2,541,701

Adjustments to net income distribution:
Occupancy fees	768,613	865,443
Hospitality suite fees	3,086	2,404
Corporate comps	16,528	13,589
Associate room fees	16,501	14,199

Available for distribution to participants	$3,126,812	$3,437,336

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANT FUND BALANCES – DISTRIBUTION FUND

For the Years Ended December 31, 2025 and 2024

	2025	2024
Balance, beginning of period	$—	$—

Additions:
Amounts available for distribution	3,126,812	3,437,336
Interest received or receivable from Maintenance Escrow Fund	37,800	29,987
Reductions:
Amounts accrued or paid to participants	(3,164,612)	(3,467,323)
Balance, end of period	$—	$—

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANT FUND BALANCES – MAINTENANCE ESCROW FUND

For the Years Ended December 31, 2025 and 2024

	2025	2024
Balance, beginning of period	$855,443	$543,211
Additions:
Charges to participants to establish or restore escrow balances	891,450	837,182
Member accounts & miscellaneous	(801)	(8,159)
Reductions:
Carpet Care Reserve	-	-
Maintenance charges	(297,976)	(473,037)
Change in Carpet Care Reserve	-	-
Refunds to participants as prescribed by the master lease agreement	(38,085)	(43,754)
Balance, end of period	$1,410,031	$855,443

See notes to financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

SUPPLEMENTAL NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

Rental Pool Agreements - Under the Master Lease Agreement currently in effect (the “Agreement” or “New MLA”) with the Rental Pool participants (which was effective January 1, 2024 and expires on December 31, 2030), the Resort pays participants a quarterly distribution equal to 42% of the Adjusted Gross Revenues (as defined above) on the first $8.7 million, 45% between $8.7 million and $9.7 million, and 50% above $9.7 million.

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

Additionally, occupancy fees are paid by the Resort to participants as rental fees for complimentary rooms unrelated to the Rental Pool operations. Associate room fees are also paid by the Resort to Participants for total room revenues earned from the rental of condominiums by our employees. In 2025 and 2024, amounts available to Participants under the Agreement or New MLA approximated $3,127,0000 and $3,437,000, respectively, of which approximately $760,000 and $829,000 was owed as of December 31, 2025 and 2024, respectively. The balances owed, along with the incentives discussed in the following paragraph, are reflected as receivables in the accompanying balance sheets. The amounts were recovered in 2026 and 2025, respectively.

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

Maintenance Escrow Fund Accounts - The New MLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. Beginning in 2011, by mutual agreement between the LAC and the Resort, until it is determined that the fund requires replenishment, both the occupancy fee and the carpet care reserve deposit amounts will be 0%. This account provides funds for payment of amounts that are due from Participants under the Agreement for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The New MLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the New MLA, a percentage of the occupancy fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $0 and $2,600 for each of the years ended December 31, 2025 and 2024, respectively.

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

On December 31, 2025, the Rental Pool had short term investments in United States ("U.S.") Treasury Securities with an aggregate cost and fair value of approximately $159,000 and $162,000, respectively. On December 31, 2024, the Rental Pool had short term investments in U.S. Treasury Securities with an aggregate cost and fair value of approximately $159,000. These investments are classified as Level 1 within the fair value hierarchy. All of such securities had maturity dates in 2026 and 2025. There were no liabilities recorded at fair value on a recurring basis as of any period presented.

On December 31, 2025, the Rental Pool had short term investments in Certificates of Deposit with an aggregate cost and fair value of approximately $1,235,000 and $1,247,000, respectively. These investments are classified as Level 1 within the fair value hierarchy. All of such securities had maturity dates in 2026 and 2027. There were no liabilities recorded at fair value on a recurring basis as of any period presented.

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

Accounts Receivable - Receivables are presented net of any allowances for credit losses. All receivable balances reflected in the accompanying financial statements as of December 31, 2025 and 2024, were collected in 2026 and 2025, respectively. As such, an allowance for credit losses was not considered necessary as of December 31, 2025 or 2024.

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

NOTE 3 - OTHER RELATED PARTY TRANSACTIONS

Pursuant to the terms of the New MLA, the Rental Pool Lease Operation reimbursed the Resort approximately $288,800 and $481,500 in 2025 and 2024, respectively, for maintenance and housekeeping labor, use of the telephone lines, and other supplies. At December 31, 2025 and 2024, no amounts were owed to the Resort for such items.

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

SALAMANDER INNISBROOK, LLC
Date : June 18, 2026	By:	/s/ Prem Devadas
Prem Devadas
Manager (Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Prem Devadas	Manager (Chief Executive Officer)	June 18, 2026

/s/ Dale Pelletier	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 18, 2026

EXHIBIT INDEX

Exhibit No.	Description
10.1	Loan Agreement Dated as March 28, 2017 among Salamander Innisbrook, LLC and Salamander Innisbrook Condominium, LLC and Branch Banking and Trust Co.
31.1	Certification of the Registrant’s Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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